Form 10-K
period 2016-03-31
BIRDBILL, INC.
filed 2016-07-14
CIK 1647771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-205792

BIRDBILL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	30-0874679
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Room 1715, 17/F, Pacific Trade Centre, 2 Kai Hing Road Kowloon Bay, Kowloon, Hong Kong
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (852) 2723-8178

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant's most recently completed second fiscal quarter: N/A

As of March 31, 2016, there were 10,000,000 shares of registrant's common stock outstanding.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, and unless otherwise indicated, the terms "we," "us," "our" and "the Company" refer to Birdbill, Inc., a Nevada corporation, and Hotdeal Asia Limited, its wholly-owned subsidiary.

Forward-Looking Statements and Associated Risks. This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (1) our projected sales and profitability, (2) our growth strategies, (3) anticipated trends in our industry, (4) our future financing plans, (5) our anticipated needs for working capital, (6) our lack of operational experience and (7) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements.

Company Overview

Birdbill, Inc. ("Birdbill" or the "Company"), was incorporated on May 18, 2015 under the laws of the State of Nevada. On March 26, 2014, Hotdeal Asia Limited ("Hotdeal") was established in Hong Kong as a Company Limited by Shares. On May 26, 2015, Birdbill and Hotdeal entered into a Sale and Purchase Agreement through which all of the assets and liabilities of Hotdeal were purchased by Birdbill, resulting in Hotdeal becoming a wholly-owned subsidiary of Birdbill.

The Business

Birdbill's subsidiary, Hotdeal Asia Limited, is principally engaged in the provision of business and IT consulting and supporting services, as well as the operation of birdbill.com. The Company provides comprehensive IT solutions to its clients to improve the efficiency of daily business operations and identifies opportunities for growth in e-commerce markets. We help our clients with our industry relationships and knowledge of IT security, information systems management, e-payment solution, e-marketing and promotion, computer networking and IT help desk support. The services usually include the following:

•	Website design, hosting, and set-up of e-mail, database, and application servers
•	Set-up consultation for e-commerce, including marketing, content management, and backend operation
•	Social network promotion through Facebook, Weibo, Instagram, Wechat, and other social media platforms
•	Online-to-offline promotion with event management
•	Business restructuring and process reengineering
•	Photo and video editing
•	Building and maintenance of one-stop intranet and internet networks for small-to-medium enterprises and small office/home office entities
•	Outsourcing for in-house IT help desk
•	Providing bookkeeping services

These create value for clients by better planning of IT back office and rapidly penetrating e-commerce markets.

Birdbill.com is an online payment platform that launched in Hong Kong, in December 2014. The platform is a payment gateway that enables merchants to promote their products and events and drive sales of content and services with a wide range of media and partners in Hong Kong.

End-users can purchase or earn "Birdbill Points" through well-known online stores and convenience stores in Hong Kong. The Birdbill Points can be used to redeem products and services that offered by the platform. Our clients can provide "Redeem codes" or connect our system with an API key to let their customers in Hong Kong purchase their digital content or services.

Birdbill's sales and promotion channels in Hong Kong include over one thousand brick-and-mortar retail shops and convenience stores, including the 7-Eleven convenience stores. It also has several online sales and promotion channels through online stores including OpenShop by 2000 Fun Limited (http://www.openshop.com.hk/search.html?keyword=birdbill) and game.now.com by PCCW Media Limited (http://pctv.netvigator.com/pctv/estore/netgamedisplay?GAMEID=BIRDBILL).

Our principal offices are located at Room 1715, 17/F, Pacific Trade Centre, 2 Kai Hing Road, Kowloon Bay, Kowloon, Hong Kong.  Our telephone number is (852) 2723-8178.  Our year-end is March 31, 2016.

Except as otherwise indicated, as used throughout the remainder of this prospectus, references to "Company," "Birdbill," "we," "us," or "our" refer to Birdbill, Inc., a Nevada corporation.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the following risks, along with all of the other information included in this report, before deciding to buy our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer.

RISKS RELATED TO OUR OPERATIONS

We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business.

Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import and export regulations, limitations on access to exploration and development opportunities, as well as other political developments may affect our operations.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Our operations are subject to various litigation that could have an adverse effect on our business.

From time to time we may become a defendant in various litigation matters.  The nature of our operations exposes us to further possible litigation claims in the future.  There is risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations.  Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

The loss of any member of our management team, upon whose knowledge, relationships with industry participants, leadership and technical expertise we rely could diminish our ability to conduct our operations, and harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of those members of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace.  In addition, our ability to select and evaluate suitable opportunities and to consummate transactions in a highly competitive environment is dependent on our management team's knowledge and expertise in the industry.  To continue to develop our business, we rely on our management team's knowledge and expertise in the industry and will use our management team's relationships with industry participants to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other businesses.

Although most of the members of our management team have entered into employment agreements with us, they may terminate their employment with our company at any time.  If we were to lose members of our management team, we may not be able to replace the knowledge that they possess.  In addition, we may not be able to establish or maintain strategic relationships with industry participants.  If we were to lose the services of the members of our management team, our ability to conduct our operations and execute our business plan could be materially harmed.

Our auditor and its reports may not be subject to the same scrutiny as other public companies.

Auditors for U.S. public companies are required to undergo regular Public Company Accounting Oversight Board (PCAOB) inspections to assess compliance with U.S. law and professional standards in connection with audits of financial statements filed with the SEC. The PCAOB, however, is currently prevented from inspecting the U.S.-related audit work and practices of PCAOB-registered firms in China and Hong Kong; our auditor is classified as one of these firms. As a result of this obstacle, investors in U.S. markets who rely on our auditor's reports on financial statements are deprived of PCAOB inspections, which may be beneficial and to those investors.  This lack of inspection prevents the PCAOB from regularly evaluating our auditor's audits and quality control procedures, which evaluation might otherwise detect inaccuracies, substandard methodologies, or other discrepancies in our accounting practices.

Substantially all of the Company's operations are concentrated in China.

Substantially all operations and assets are located in Hong Kong SAR, and substantially all of our net revenue is derived from operations in Hong Kong SAR. Accordingly, the Company's results of operations and future prospects are subject to economic, political, and social developments in China.  In particular, the Company's results of operations may be adversely affected by:

•	Changes in Hong Kong SAR and China's political, economic, and social conditions;
•	Changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;
•	Changes in foreign exchange regulations;
•	Measures that may be introduced to control inflation, such as interest rate increases; and
•	Changes in the rate or method of taxation.

The Chinese economy has historically been a planned economy. The majority of productive assets in China are still owned by various levels of the Chinese government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and the Company may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, China has been one of the world's fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. The Company's financial condition and results of operations, as well as its future prospects, would be materially and adversely affected by an economic downturn in China.

Chinese regulations restrict foreign ownership of companies in certain industries, including our intended financial and Internet-based services.

We are considered a foreign person or foreign invested enterprise under administrative law of Hong Kong SAR. As a result, we are subject to Hong Kong's law limitations on foreign ownership of Hong Kong companies. However, there are substantial uncertainties regarding the interpretation and application of the Basic Law of Hong Kong SAR and Chinese regulations, including, but not limited to, the laws and regulations governing Hong Kong SAR. These PRC laws and Chinese regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure will not later be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Your ability to pursue legal matters and enforce foreign judgments is subject to limitations imposed by foreign jurisdictions.

Most of our assets are located outside of the United States and most of our current operations are conducted in Hong Kong SAR. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States.

In addition, there is uncertainty as to whether the courts of Hong Kong SAR would recognize or enforce judgments of U.S. courts. Courts in Hong Kong SAR may recognize and enforce foreign judgments in accordance with the requirements of the PRC diplomatic law, China's code of written statutes, based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedure Law, courts in China will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of Chinese law or national sovereignty, security, or the public interest. Therefore, it is uncertain whether a China court would enforce a judgment rendered by a court in the United States.

Furthermore, the legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties. The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation, and trade. As China's foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations, and rules is not always uniform and enforcement of such laws, regulations, and rules involve uncertainties, which may limit the remedies available to our shareholders and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations and supply chain contributors in China.

From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company's operations, or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited.  Such inspections, though permitted by the Company and its affiliates, are subject to the capricious nature of Chinese enforcers, and may therefore be impossible to facilitate.

We are subject to risks associated with foreign currency exchange rates, fluctuations of which may negatively affect our revenue, cost of sales, and gross margins and could result in exchange losses.

We currently operate exclusively in foreign jurisdictions, including China and Hong Kong, and our local operations are generally conducted in the functional currency of the home jurisdiction. Therefore, we routinely manage several currencies concurrently, which exposes us to significant currency exchange risks. Any increased costs or reduced revenue as a result of foreign exchange rate fluctuations could adversely affect our profit margins. The fluctuation of foreign exchange rates also affects the value of our monetary and other assets and liabilities denominated in local currencies. Generally, an appreciation of the U.S. dollar against the relevant local currencies could result in a foreign exchange loss for assets denominated in such local currencies and a foreign exchange gain for liabilities denominated in such local currencies. Conversely, a devaluation of the U.S. dollar against the relevant local currencies could result in a foreign exchange gain for assets denominated in such local currencies and a foreign exchange loss for liabilities denominated in such local currencies.

We may also expand into emerging markets, some of which may have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could increase our exposure to foreign exchange risks. Although we access a variety of financing solutions that are tailored to the geographic location of our projects and to local regulations, we have not entered into any hedging transactions to reduce the foreign exchange risks, but may do so in the future when appropriate. However, if we decide to hedge our foreign exchange exposure in the future, we cannot assure you that we will be able to reduce our foreign currency risk exposure in an effective manner, at reasonable costs, or at all.

RISKS RELATED TO OUR SECURITIES

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities, and an active trading market in our securities may not develop, or, if developed, may not be sustained. As of the date of this Annual Report, we have engaged a market maker to apply for admission to quotation of our securities on the OTCQB, though this process is not yet complete. If for any reason our common stock is not quoted on the OTCQB or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Even if our stock is listed on the OTCQB, an event that is not guaranteed, our stock price may be volatile, which may result in losses to our shareholders.
The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCQB and other similarly-tiered quotation boards have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares are subject to the "Penny Stock" rules of the SEC, and the trading market in our securities will likely be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person's account for transactions in penny stocks; and
•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and
•	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on brokers-dealers who sell our securities. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management's assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We are an "emerging growth company" under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an "emerging growth company" for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an "emerging growth company" under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an "emerging growth company" and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A majority of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") ("Rule 144"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB).

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorize our Board of Directors to determine the relative rights and preferences of preferred shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We may finance our operations and develop strategic relationships by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline.

There may be deficiencies with our internal controls that require improvements, and if we are unable to adequately evaluate internal controls, we may be subject to sanctions by the SEC.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

No established market for common stock.

Our common stock is not approved for trading on the OTCQB or other market, though we have engaged a market maker to file an application to be listed on the OTCQB. Accordingly, there is currently no established trading market for such shares and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company may be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop.

Risks of "penny stock."

Our Company's common stock may be deemed to be "penny stock" as that term is defined in Section 240.3a51-1 of the Exchange Act. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's common stock to resell their shares to third parties or to otherwise dispose of them.

There has been no "established public market" for the Company's common stock.

We expect our common stock to be traded over the counter, which may deprive stockholders of the full value of their shares.

We intend to apply for quotation on the OTCQB, although no market makers have agreed to file our 15c2-11 application yet. If our application is approved and our stock is quoted on the OTCQB, our common stock may have fewer market-makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business.  Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems.  As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources.  We also will need to hire, train, supervise and manage new employees.  These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.  We cannot assure you that we will be able to:

•	expand our products effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	meet our capital needs;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, operational, and finance personnel.  There can be no assurance of success in attracting and retaining such personnel.  Shortages in qualified personnel could limit our ability to remain competitive on our target industries.

We will be subject to evolving and expensive corporate governance regulations and requirements.  Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly traded company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002.  Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting.  Our internal controls and procedures may not be able to prevent errors or fraud in the future.  Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company does not own any real property. We currently maintain our corporate offices at Room 1715, 17/F, Pacific Trade Centre, 2 Kai Hing Road, Kowloon Bay, Kowloon, Hong Kong. During the year ended March 31, 2016, the Company utilized office space on a rent-free basis from the director and shareholder. Management deemed the rent-free space to be of no nominal value.

.
ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or of which our property is the subject. We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our securities and our common stock is not approved for trading on the OTCQB or other market. As of the date of this Annual Report, we have engaged a market maker to apply for admission to quote our securities on the OTCQB, though this process is not yet complete.

Holders

As of March 31, 2016 there were 11 holders of record of our common stock.

Dividends

To date, and including the period during the fiscal year ended March 31, 2016, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of March 31, 2016 we do not have in effect any equity compensation plans under which our equity securities are authorized for issuance, nor do we have any outstanding stock options.

Recent Sales of Unregistered Securities

During the three-month period ended June 30, 2015, the Company sold a total of 430,000 shares of common stock for a total of $21,500, or $0.05 per unit. The securities were sold to twenty-six (26) different purchasers as part of a private placement offering conducted by the Company. The sale of these securities was made in reliance upon a registration exemption provided by Regulation S under the Securities Act of 1933.

Repurchases and Cancellations of Securities

During the period covered under this Annual Report, there have been no shares returned, repurchased, redeemed, or otherwise reacquired by the Company for cancellation.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management's Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

All amounts are in US Dollars unless otherwise noted.

A more detailed description of Birdbill's operations can be found in the "Business" section contained herein.

Critical Accounting Policies and Estimates

Use of Estimates

The timely preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Unadjusted quoted prices in active markets that are accessible at measurement date for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources.

The Company has no assets that are measured at fair value.

Income Taxes

The Company accounts for income taxes using the liability method, under which deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that the asset will not be realizable in the foreseeable future.

Deferred taxes are also recognized on the undistributed earnings of subsidiaries, which are presumed to be transferred to the parent company and are subject to withholding taxes, unless there is sufficient evidence to show that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.

The Company adopts ASC 740-10-25 "Income Taxes" which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the year ended March 31, 2016 and period from inception (March 26, 2014) to March 31, 2015, respectively.

Revenue Recognition

Revenue comprises the fair value of the consideration received or receivable for the provision of services in the ordinary course of the Company's activities and is recorded net of discounts. Consistent with the criteria of ASC 605 "Revenue Recognition" ("ASC 605"), the Company recognizes revenue when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

In accordance with ASC 605, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenue is recorded on a net basis.

Revenue recognition policies for each type of service are analyzed as follows:

Provision of business and IT consulting and supporting services – Revenues are recognized when services are rendered, net of discounts.

Revenue from the operation of an online payment platform – The Company launched Birdbill.com, an online payment platform in Hong Kong in December 2014. The platform is a payment gateway that enables merchants to promote their products and events. End-users can purchase Birdbill Points through well-known online stores and convenience stores in Hong Kong. The Birdbill Points can be used to redeem products and services that offered by the platform.

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in Birdbill.com is recognized when services are rendered, net of discounts. During the year/period ended March 31, 2016 and March 31, 2015, revenue generated from the Birdbill.com operation is insignificant to the Company's total revenue.

For the Year Ended March 31, 2016 As Compared to the Period From Inception (March 26, 2014) to March 31, 2015

Results of Operations

Birdbill recorded revenues totaled $79,826 for the year ended March 31, 2016 as compared to $122,892 for the period ended March 31, 2015. The decrease in revenue by $43,066 is mainly due to a decrease in revenue from provision of IT and business consulting services. Revenue for the current year comprises revenue from provision of IT and business consulting services of $75,832 and revenue from birdbill.com operation of $3,994. Revenue for the comparative period comprises revenue from provision of IT and business consulting services of $122,718 and revenue from birdbill.com operation of $174. The decrease in revenue from provision of business and IT consulting and supporting services by $46,886 is mainly due to decrease in the number of projects. Birdbill.com recorded revenues totaled $3,994 for the year ended March 31, 2016 as compared to $174 for the period ended March 31, 2015. The increase in revenue by $3,824 is due to offer of online advertisement services during the year..

Birdbill recorded total operating expenses of $168,954 for the year ended March 31, 2016 as compared to $97,749 for the year ended March 31, 2015. The increase is mainly due to the increase in general and administrative expenses.

The increase in general and administrative expenses by $77,110 is mainly due to an increase in legal and professional fees by $52,479 and an increase in allowance for doubtful accounts by $23,832.

Birdbill's net loss for the year ended March 31, 2016 was $86,873 as compared to a $21,337 net profit for the period ended March 31, 2015. The change is mainly due to the decrease in revenue and the increase in general and administrative expenses.

Liquidity and Capital Resources

We had $558 in cash on hand at March 31, 2016. The Company plans to raise additional capital from the sale of its securities (including, but without limitation, common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the expansion of business and IT consulting and supporting services and development of Birdbill.com. To sustain our current operations, including human resource and main operation expenses, we need approximately $6,418 per month. To expand operations to reach the next echelon of offerings to our clients, we reason that we could do so with approximately $64,500. This money would be used to promote Birdbill Points, improve the user interface of the Birdbill.com platform, and develop a mobile application for Birdbill Points.

For the year ended March 31, 2016, we had an operating cash outflow of $64,844 as compared to a $24,780 inflow in the comparative period. The change of $89,624 is mainly due to an increase in loss during the current year.

Investing activities utilized $nil as compared to an outflow of $27,328 for the comparative period. The outflow in the comparative period represents payments to acquire equipment and the content and code management system. We had no additions in property, plant and equipment during the current year.

Financing activities generated cash of $61,001 for the year ended March 31, 2016 as compared to $6,949 for the comparative period. The increase was mainly due to subscription funds of $15,097 received and advances from director of $45,904 during the current year.

The Company does not make or receive any milestone payments related to the achievement of regulatory, sales-based, or any other milestones. Similarly, no milestones under any collaboration agreements were reached during the year ended March 31, 2016 or the period ended March 31, 2015.

We believe that our existing capital resources, not including the proceeds we receive from this offering, will be sufficient to meet our projected operating requirements for the next several months. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. We expect to finance future cash needs through public or private equity or debt offerings. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay, limit, reduce, or terminate the promotion and further development of Birdbill Points. Our future funding requirements will depend on many factors:

•	the scope, rate of progress, results, and cost of promoting and developing Birdbill Points further;
•	the cost and timing of establishing sales, marketing, and distribution capabilities; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish, including any required milestone and royalty payments thereunder.

Mr. Yau and Mr. Leung have orally committed to advance working capital to support the Company's operations if it is otherwise unable to raise sufficient funds.

Contractual Obligations

Not applicable to smaller reporting companies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

The Company's financial statements are presented immediately following the signature page to this Annual Report of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of March 31, 2016. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2016, because of the Company's limited resources and limited number of employees.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of March 31, 2016: insufficient accounting personnel with the appropriate level of accounting knowledge, experience, and training in the application of accounting principles generally accepted in the United States commensurate with the financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of March 31, 2016.

Remediation of Material Weakness in Internal Control

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

To remediate the material weakness surrounding this, we have performed and are continuing to perform, among others, the following actions:

•	additional training of our accounting personnel by our independent accountants of the proper format and compilation of data for US GAAP financial statements; and
•	additional coordination with our local accountants and auditors to strengthen our controls in an attempt to supplement the additional training of our employees.

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended March 31, 2016 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have three directors. Our current directors and officers are as follows:

Name	Age	Position
Ying Wai Leung	32	Chief Executive Officer and Director
Yau Wai Hung	42	Director
Tse Ka Hei	34	Director

Our directors will serve in that capacity until our next annual shareholder meeting or until a successor is elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Leung Ying Wai, 32, Chief Executive Officer and Director

Mr. Leung received his Bachelor of Business Administration (with Honors) and Master of Science in Business Information Systems from the City University of Hong Kong. For the past ten years, he has worked in start-up, SME and MNC, and has gained extensive exposure to retail, IT&T, e-commerce, entertainment, advertising and media industries. He was responsible for business development, project management and technical consultation for several innovative projects, including e-modeling with Alibaba, mobile game business with telecommunication companies, e-payment system with convenience stores, and a research project with Shenzhen Nanshan Hi-tech Incubator for study on business model of incubators in China. Mr. Leung was also a writer for popular computer and game magazines. His information technology blog was popular and ranked in top 1000 sites in Hong Kong in 2010.

Since March 2014, Mr. Leung has served as director and project manager for Hotdeal Asia Limited, a wholly-owned subsidiary of Birdbill, Inc. From 2012 through 2013, he served as project manager for GME Holdings Limited, providing entertainment, advertising, and marketing services. In 2010 Mr. Leung was appointed as a director to Hyper Ocean Limited, which engages in general business consultation and advising, and continues to hold that position.

Yau Wai Hung, 42, Director

Mr. Yau has served on the board of directors of several US listed companies, including Asian Trends Media Holdings Inc., and served as chief executive officer and director of Great China Mania Holdings, Inc. He has built up strong capital market knowledge by working closely with investment bankers, auditors, lawyers, and market makers through his past experience. He has also established cordial relationships with mutual funds and hedge funds in the US stock markets. In March 2014, Mr. Yau was appointed to serve as Director of Business Development for Hotdeal Asia Limited. From January 2011 through April 2013, Mr. Yau served as chief executive officer and director of Great China Mania Inc. From 2006 through 2011 he served as general manager of China Culture Limited.

Tse Ka Hei, 34, Director

Mr. Tse received his Bachelor of Science degree in Economics and Finance with first-class honors from the Hong Kong University of Science and Technology. He started his corporate finance career as a commercial banker for several major financial institutions, including Bank of China (Hong Kong) Limited, Hang Seng Bank Limited, and China Citic Bank International Limited. Before founding his companies, he participated in several Hong Kong and US listing projects and gained valuable experience in company restructuring, accounting, bank financing, and investor relations with pre-IPO companies.

Since September 2011, Mr. Tse has served as a director of A&J Strategy Limited, providing accounting and advisory services. From December 2010 through June 2011 Mr. Tse served as a director to JM Enigma International Group Limited, providing general corporate finance services.

Other Directorships

Other than as set forth above, none of our directors hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are appointed to hold office for a period of one year and one month, or until removed from office, or until a successor has been elected and qualified in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of Directors.  Officers are appointed annually by our Board of Directors and each Officer serves at the discretion of our Board of Directors.  We do not have any standing committees.  Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation's line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we have no full-time employees whose services are materially significant to our business and operations.

Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4, and 5, respectively. Executive officers, directors, and persons holding greater than 10% of a class of securities are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5 was required for those persons, we believe that, during the fiscal year ended March 31, 2016, all filing requirements applicable to our officers, directors, and persons holding more than 10% of a class of securities, as well as the officers, directors, and persons holding more than 10% of a class of securities of our subsidiaries were complied with.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors, and employees.

No Audit Committee or Financial Expert

We have not formed an audit committee, nor does our Board of Directors have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any significant profitability to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions, nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by our board of directors.

Changes in Director Nomination Process for Stockholders

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during each of our last two fiscal years to each of the following named executive officers (the "Named Executive Officers"):

EXECUTIVE OFFICER COMPENSATION
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leung Ying Wai, Ceo	From inception (March 26, 2014) to March 31, 2015	18,180	3,870	0	0	0	0	0	22,059
Leung Ying Wai, CEO	From April 1, 2015 to March 31, 2016	22,575	2,580	0	0	0	0	0	25,155

Employment Agreements

None.

Equity Compensation Plans

We do not maintain any equity compensation plans and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Non-Equity Incentives

From inception (March 26, 2014) to March 31, 2015, one and one half month's pay in the form of a Christmas and Chinese New Year bonus was awarded to Ying Wai Leung. For April 1, 2015 through March 31, 2016, one month's pay in the form of a Chinese New Year bonus was awarded to Ying Wai Leung.

The Company has not paid, nor does it have plans to pay, any option or equity-based award to its officers. Therefore, there has been neither material modification to any such method of compensation, nor waiver or modification of a specified performance target.

DIRECTOR COMPENSATION
The following table summarizes compensation that our directors have earned during the last two fiscal years for services as members of our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Leung Ying Wai	0	0	0	0
Yau Wai Hung	0	0	0	0
Tse Ka Hei	0	0	0	0

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Directors. Our Board of Directors determines executive compensation.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership, as of March 31, 2016, of our common stock by each person known to us who is the beneficial owner of more than 5% of any class of our securities, and our directors and executive officers individually and as a group. As of March 31, 2016, there were 10,000,000 shares of our common stock issued and outstanding and o shares of preferred stock outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Leung Ying Wai (3)	Common Stock	6,000,000	60%
Yau Wai Hung (4)	Common Stock	400,000	4%
Tse Ka Hei (5)	Common Stock	400,000	4%

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
2.	Based on 10,000,000 issued (or issuable and fully-paid) and outstanding shares of common stock as of March 31, 2016.
3.	Leung Ying Wai is a director and the Company's CEO.
4.	Yau Wai Hung is a director of the Company.
5.	Tse Ka Hei is a director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There have been no transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We anticipate that our securities will be quoted on OTCMarkets.com, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As described in our Current Report on Form 8-K filed with the SEC on May 10, 2016, effective April 30, 2016 AWC merged with Dominic K.F. Chan & Co to form a new entity, DCAW (CPA) Limited ("DCAW"). As a result of the merger, AW resigned as our independent registered public accounting firm. On May 4, 2016, the Audit Committee of the Board of Directors approved the engagement of DCAW as our independent registered public accounting firm.

We paid the following fees to its auditors during our fiscal years ended March 31, 2016 and 2015:

Fee Category	2016			2015
Audit fees	$	[13.000	]	-
Audit-related fees		-		-
All other fees		-		-
Total	$	[13,000	]	-

(1)	Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.

Pre-Approval of Services

The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Filed as an exhibit to the Registration Statement filed on July 22, 2015.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRDBILL, INC.

By:	/s/ Ying Wai Leung
Ying Wai Leung
Chief Executive Officer
(Principal Executive Officer)
July 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ying Wai Leung
Ying Wai Leung
Chief Executive Officer and Director July 13, 2016

By:	/s/ Yau Wai Hung
Yau Wai Hung
Director
July 13, 2016
By:	/s/ Tse Ka Hei
Tse Ka Hei
Director July 13, 2016

BIRDBILL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

INDEX

Page

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statements of Changes in Equity	F–5

Notes to Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Shareholders of Birdbill, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Birdbill, Inc. and subsidiaries ("the Company") as of March 31, 2016 and March 31, 2015 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from inception March 26, 2014 to March 31, 2015 and April 1, 2015 to March 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of March 31, 2016 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2016 and March 31, 2015 and the results of its operations and its cash flows for the period from inception March 26, 2014 to March 31, 2015 and April 1, 2015 to March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China	/s/ DCAW (CPA) Limited
July 13, 2016

BIRDBILL, INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2016	March 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$558	4,401
Escrow fund receivable	5,440	-
Accounts receivable	7,742	12,903
Total current assets	13,740	17,304
Property, plant and equipment	1,257	3,954
Intangible assets	7,311	18,279
TOTAL ASSETS	$22,308	$39,537

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$18,343	$7,445
Income tax payable	137	137
Subscription funds received in advance	15,097	-
Amount due to director	52,852	6,948
Total current liabilities	86,429	14,530
Deferred tax liabilities	1,414	3,669
TOTAL LIABILITIES	$87,843	$18,199

STOCKHOLDER'S EQUITY
Common stock, Par value $0.001; 500,000,000 shares authorized 10,000,000 shares issued and outstanding as of March 31, 2016 and 2015, respectively	$10,000	$10,000
Additional paid in capital	(9,999)	(9,999)
(Accumulated Losses)/Retained earnings	(65,536)	21,337
TOTAL STOCKHOLDER'S EQUITY	$(65,535)	$21,338

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,308	$39,537

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended March 31, 2016	Period from Inception (March 26, 2014) to March 31, 2015

REVENUE	$79,826	$122,892

EXPENSES
Direct service costs	(4,613)	(10,778)
Amortization and depreciation expenses	(13,665)	(5,095)
Personnel expenses	(67,074)	(75,384)
General and administrative	(83,602)	(6,492)
	(168,954)	(97,749)

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAX	(89,128)	25,143
INCOME TAX INCOME/(EXPENSE)	2,255	(3,806)

NET (LOSS)/INCOME FOR THE PERIOD	$(86,873)	$21,337

(LOSS)/INCOME PER SHARE
-Basic and diluted	(0.01)	-
-Weighted average number of shares	10,000,000	10,000,000

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended March 31, 2016	Period from Inception (March 26, 2014) to March 31, 2015
OPERATING ACTIVITIES
Net (loss) income for the year/period	$(86,873)	$21,337
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expenses	13,665	5,095
Allowance for doubtful accounts	23,832	-
Deferred tax expense (income)	(2,255)	3,669
Changes in operating assets and liabilities
Increase in escrow fund receivable	(5,440)
Increase in accounts receivable	(18,671)	(12,903)
Increase in accrued expenses and other payables	10,898	7,445
Increase in income tax payable	-	137
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(64,844)	24,780

INVESTING ACTIVITIES
Additions in property, plant and equipment	-	(5,393)
Additions in intangible assets	-	(21,935)
NET CASH USED IN INVESTING ACTIVITIES	-	(27,328)

FINANCING ACTIVITIES
Initial capital inception	-	1
Subscription funds received	15,097	-
Increase in amount due to director	45,904	6,948
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,001	6,949

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,843)	4,401

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,401	-

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$558	$4,401

SUPPLEMENTARY INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total

Issue of common stock	10,000,000	10,000	-	-	(9,999)	-	1
Net income for the period	-	-	-	-	-	21,337	21,337
Balance at March 31, 2015	10,000,000	10,000	-	-	(9,999)	21,337	21,338
Net loss for the year	-	-	-	-	-	(86,873)	(86,873)
Balance at March 31, 2016	10,000,000	10,000	-	-	(9,999)	(65,536)	(65,535)

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
Year ended March 31, 2016

NOTE 1 – CORPORATE INFORMATION

Birdbill, Inc. ("Birdbill" or the "Company"), a Nevada corporation, was incorporated by Mr. Ying Wai Leung (the "Owner") on May 18, 2015.

On March 26, 2014, the Owner setup Hotdeal Asia Limited ("Hotdeal") in Hong Kong. Hotdeal is principally engaged in the provision of business and IT consulting and supporting services, as well as the operation of Birdbill.com, an online payment platform in Hong Kong.

On May 15, 2015, the Owner setup Birdbill, and on May 26, 2015, the Owner entered into a Stock Purchase Agreement whereby he contributed his 100% equity interest in Hotdeal to the Company (the "Reorganization"). On the closing of the Reorganization, Birdbill was the surviving company and Hotdeal became a wholly owned subsidiary of the Company.

Prior to the Reorganization, Birdbill was considered a shell company, as defined in SEC Rule 12b-2. Therefore, for financial reporting purposes, the Reorganization is being accounted for as a reverse-merger and recapitalization of Birdbill.

Subsequent to the year end date, on May 1, 2016, the Company issued 300,000 shares in total to 16 individual shareholders at a consideration of $0.05 per share.

On May 16, 2016, the Company amended the capitalization section of its Article of Incorporation. After the amendment, the number of shares the Corporation is authorized to issue is 500,000,000. 475,000,000 of such shares shall be common stock, $0.001 par value, and 25,000,000 of such shares shall be preferred stock, $0.001 par value.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the financial statements of the Company and its subsidiary, and all significant intercompany balances and transactions have been eliminated.

(b) Use of estimates

The timely preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

(c) Foreign currency translation

The functional currency for the Company's operations is the Hong Kong Dollar ("HKD"), while the reporting currency is the US Dollar.

The financial statements of Hotdeal, a wholly-owned subsidiary, are translated into US Dollar using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the period for income and expense items. The translation rates are as follows:

	March 31, 2016	March 31, 2015
Year/period end HKD:USD	0.1290	0.1290
Average HKD:USD of the year/period	0.1290	0.1290

Translation gains and losses, if any, are recorded in accumulated other comprehensive income or loss as a component of stockholders' equity.

In the financial statements of Hotdeal, transactions in currencies other than the functional currency are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the functional currency are translated into the functional currency using the exchange rate at the balance sheet date. All gains and losses arising from foreign currency transactions are recorded in the determination of net income or loss during the period in which they occur.

(d) Revenue recognition

Revenue comprises the fair value of the consideration received or receivable for the provision of services in the ordinary course of the Company's activities and is recorded net of discounts. Consistent with the criteria of ASC 605 "Revenue Recognition" ("ASC 605"), the Company recognizes revenue when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

In accordance with ASC 605, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded on a gross basis. When the Company is not the primary obligor, does not bear the inventory risk and does not have the ability to establish the price, revenue is recorded on a net basis.

Revenue recognition policies for each type of service are analyzed as follows:

Provision of business and IT consulting and supporting services – Revenue are recognized when services are rendered, net of discounts.

Revenue from the operation of an online payment platform – The Company launched Birdbill.com, an online payment platform in Hong Kong, in December 2014. The platform is a payment gateway, which enables merchants to promote their products and events. End-users can purchase Birdbill Points through well-known online stores and convenience stores in Hong Kong. The Birdbill Points can be used to redeem products and services that offered by the platform.

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in birdbill.com is recognized when services are rendered, net of discounts. During the year/period ended March 31, 2016 and March 31, 2015, revenue generated from the Birdbill.com operation is insignificant to the Company's total revenue.

(e) Income tax expense

The Company accounts for income taxes using the liability method, under which deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that the asset will not be realizable in the foreseeable future.

Deferred taxes are also recognized on the undistributed earnings of subsidiaries, which are presumed to be transferred to the parent company and are subject to withholding taxes, unless there is sufficient evidence to show that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.

The Company adopts ASC 740-10-25 "Income Taxes" which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the year ended March 31, 2016 and period from Inception (March 26, 2014) to March 31, 2015.

(f) Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Unadjusted quoted prices in active markets that are accessible at measurement date for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources.

The Company has no assets that are measured at fair value.

(g) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash and cash equivalents of the Company primarily represent bank deposits with maturities less than three months.

(h) Property, plant and equipment

Property and equipment are stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful lives of the various classes of assets. Equipment is depreciated over the period of 2 years.

(i) Intangible assets

Intangible assets are stated at cost and amortized on a straight-line basis over the period of 2 years.

(j) Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the year ended March 31, 2016 and period from Inception (March 26, 2014) to March 31, 2015, respectively.

(k) Account receivable

Accounts receivable consist of amounts due from clients for the provision of business and IT consulting and supporting services. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company's client credit worthiness, and current economic trends. Based on management's review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. An allowance of $23,832 and $0 was established for the year ended March 31, 2016 and period ended March 31, 2015 respectively

(l) Recent accounting pronouncement

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the period.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these condensed consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these financial statements were issued.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet date is summarized as follows:

	March 31, 2016	March 31, 2015
At cost
Equipment	$5,393	$5,393

Less: Accumulated depreciation expense	(4,136)	(1,439)

Property, plant and equipment, net	$1,257	$3,954

Depreciation expense for the year ended March 31, 2016 and period from Inception (March 26, 2014) to March 31, 2015 was $2,697 and $1,439, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet date is summarized as follows:

	March 31, 2016	March 31, 2015
At cost
Content and code management system	$21,935	$21,935

Less: Accumulated amortization expense	(14,624)	(3,656)

Intangible assets, net	$7,311	$18,279

Amortization expense for the year ended March 31, 2016 and period from Inception (March 26, 2014) to March 31, 2015 was $7,311 and $18,279, respectively.

NOTE 5 – ESCROW FUND RECEIVABLE

The fund was escrowed by Brunson Chandler & Jones to settle our future professional fees in the United States.

NOTE 6 – AMOUNT DUE TO DIRECTOR

	March 31, 2016	March 31, 2015

Temporary advance from Ying Wai LEUNG	$52,852	$6,948

The amount due to director is unsecured, interest free and has no fixed terms of repayment.

NOTE 7 – SUBSCRIPTION RECEIVED IN ADVANCE

During the year ended March 31, 2016, the Company has received $15,094 in advances from 16 individuals for subscription of 300,000 shares of the Company's common stock. The entire 300,000 shares were issued on May 1, 2016.

NOTE 8 – TAXATION

	Year ended March 31, 2016	Period from Inception (March 26, 2014) to March 31, 2015

Current income tax expense:
Federal	$-	$-
Hong Kong	-	137
Total current income tax expense	-	137
Deferred tax (income)/expense:
Federal	$-	$-
Hong Kong - Accelerated amortization and depreciation allowances	(2,255)	3,669
Total deferred tax (income)/expense	(2,255)	3,669
Total income tax (income)/expense	$(2,255)	$3,806

The Company did not derive any taxable income in United States. Hong Kong income tax is charged at 16.5% on assessable profits that generated from Hong Kong operations.

A reconciliation of the expected income tax expense with the actual income tax (income)/expense is as follows:

	Year ended March 31, 2016	Period from Inception (March 26, 2014) to March 31, 2015

Expected income tax expense - At Federal rate of 34%	$(30,304)	$8,549
Deferral due to foreign income exclusion	15,598	(4,400)
Non-deductible expenses	8,659	69
Statutory tax deductions in Hong Kong	-	(412)
Tax (credit)/expense	(6,047)	3,806
Valuation allowance	3,792	-
Actual income tax (income)/expense	$(2,255)	$3,806

As of March 31, 2016, the Company has tax loss carrying-forward, which does not recognize deferred tax assets as it is uncertain that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity. The Company has no tax loss carrying-forward as of March 31, 2015.

Deferred tax liabilities as of the balance sheet date is analyzed as follows:

	March 31, 2016	March 31, 2015

Accelerated amortization and depreciation allowances	$1,414	$3,669

NOTE 9 – REVENUE

	Year ended March 31, 2016	Period from Inception (March 26, 2014) to March 31, 2015

Business and IT consulting and supporting services	$75,832	$122,718
Operation of Birdbill.com	3,994	174
Total	$79,826	$122,892

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from the director and shareholder. Management deemed the rent-free space to be of no nominal value.

During the year ended March 31, 2016, total salary payable to a staff, which is also a close family member of a director, amounted to $15,484. The staff was also entitled to a salary of $6,451 for the period ended March 31, 2015, but it was not a related party transaction as the director has not been appointed until May of 2015.

NOTE 11 – GOING CONCERN

As of March 31, 2016, the Company has accumulated deficits of $65,536, a negative working capital of $72,689, the Company incurred a net loss of $86,873. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.