Form 10-Q
period 2016-09-30
BIRDBILL, INC.
filed 2016-11-21
CIK 1647771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 10,430,000 shares of the registrant's common stock issued and outstanding.

BIRDBILL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Birdbill, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2016 (Unaudited)	March 31, 2016 (Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,873	558
Escrow fund receivable	5,440	5,440
Accounts receivable	-	7,742
Total current assets	16,313	13,740
Property, plant and equipment	-	1,257
Intangible assets	1,827	7,311
TOTAL ASSETS	$18,140	$22,308

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$15,626	$18,343
Income tax payable	137	137
Subscription funds received in advance	-	15,097
Amount due to director	64,557	52,852
Total current liabilities	80,320	86,429
Deferred tax liabilities	302	1,414
TOTAL LIABILITIES	$80,622	$87,843

STOCKHOLDER'S EQUITY
Common stock, Par value $0.001; 475,000,000 shares authorized; 10,430,000 and 10,000,000 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	$10,430	$10,000
Preferred stock, Par value $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	$-	-
Additional paid in capital	11,210	(9,999)
Less: subscription receivables	(2,265)	-
Accumulated deficits	(81,857)	(65,536)
TOTAL STOCKHOLDER'S EQUITY	$(62,482)	$(65,535)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,140	$22,308

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

Birdbill, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended September 30, 2016	Six months ended September 30, 2015	Three months ended September 30, 2016	Three months ended September 30, 2015

REVENUE	$29,065	$25,849	$11,871	$12,924

EXPENSES
Direct service costs	(7,259)	(2,169)	(4,756)	(1,143)
Amortization and depreciation expenses	(6,741)	(6,832)	(3,325)	(3,416)
Personnel expenses	(19,123)	(43,751)	(9,561)	(22,161)
General and administrative	(13,375)	(51,089)	(8,548)	(487)
	(46,498)	(103,841)	(26,190)	(27,207)

LOSS BEFORE PROVISION FOR INCOME TAX	(17,433)	(77,992)	(14,319)	(14,283)
INCOME TAX INCOME	1,112	1,127	725	563

NET LOSS FOR THE PERIOD	$(16,321)	$(76,865)	$(13,594)	$(13,720)

LOSS PER SHARE
-Basic and diluted	0.00	(0.01)	-	-
-Weighted average number of shares	10,294,153	10,000,000	10,294,153	10,000,000

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

 Birdbill, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended September 30, 2016	Six months ended September 30, 2015
OPERATING ACTIVITIES
Net loss for the period	$(16,321)	$(76,865)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expenses	6,741	6,832
Deferred tax expense	(1,112)	(1,127)
Changes in operating assets and liabilities
Increase in accounts receivable	7,742	12,882
Increase in prepayment	(2,717)	-
Increase in accrued expenses and other payables	-	1,181
NET CASH USED IN OPERATING ACTIVITIES	(5,667)	(57,097)

FINANCING ACTIVITIES
Initial capital inception	4,277	-
Subscription funds received	-	15,097
Increase in amount due to director	11,705	53,494
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,982	68,591

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,315	11,494

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	558	4,401

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$10,873	$15,895

SUPPLEMENTARY INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

 Birdbill, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Six months ended September 30, 2016 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation

The unaudited interim financial statements of the Company and the Company's subsidiary (see Note 1) for the six months ended September 30, 2016 and the comparative amounts of 2015 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is the Hong Kong Dollar (HKD) for the six months ended September 30, 2016 and the comparative amounts of 2015, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2016, the results of its operations and cash flows for the six months ended September 30, 2016 and the comparative amounts of 2015.

The results of operations for the six months ended September 30, 2016 are not necessarily indicative of the results for a full year period.

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

The financial statements of Hotdeal, a wholly-owned subsidiary, are translated into US Dollar using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the period for income and expense items. The translation rates are as follows:

	September 30, 2016	March 31, 2016	September 30, 2015
Year/period end HKD:USD	0.1290	0.1290	0.1290
Average HKD:USD of the period	0.1290	0.1290	0.1290

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

Revenue from the operation of an online payment platform – The Company launched Birdbill.com, an online payment platform in Hong Kong, in December 2014. The platform is a payment gateway, which enables merchants to promote their products and events. End-users can purchase Birdbill Points through well-known online stores and convenience stores in Hong Kong. The Birdbill Points can be used to redeem products and services that are offered by the platform.

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in birdbill.com is recognized when services are rendered, net of discounts. During the six months ended September 30, 2016 and the six months ended September 30, 2015, revenue generated from the Birdbill.com operation is very insignificant to the Company's total revenue.

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

The Company adopts ASC 740-10-25 "Income Taxes" which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the six months ended September 30, 2016 and the six months ended September 30, 2015, respectively.

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

(j) Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the six months ended September 30, 2016 and the six months ended September 30, 2015, respectively.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these condensed consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2016 through the date these financial statements were issued.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet date is summarized as follows:

	September 30, 2016 (Unaudited)	March 31, 2016 (Audited)
At cost
Equipment	$5,393	$5,393

Less: Accumulated depreciation expense	(5,393)	(4,136)

Property, plant and equipment, net	$-	$1,257

Depreciation expense for the six months ended September 30, 2016 and 2015 was $1,257 and $1,348, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet date is summarized as follows:

	September 30, 2016 (Unaudited)	March 31, 2016 (Audited)
At cost
Content and code management system	$21,935	$21,935

Less: Accumulated amortization expense	(20,108)	(14,624)

Intangible assets, net	$1,827	$7,311

Amortization expense for the six months ended September 30, 2016 and 2015 was $5,484 and $5,484, respectively.

NOTE 5 – ESCROW FUND RECEIVABLE

The fund was escrowed by Brunson Chandler & Jones to settle our future professional fees in the United States.

NOTE 6 – AMOUNT DUE TO DIRECTOR

	September 30, 2016 (Unaudited)	March 31, 2016 (Audited)

Temporary advance from Ying Wai LEUNG	$64,557	$52,852

The amount due to director is unsecured, interest free and has no fixed terms of repayment.

NOTE 7 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On May 1, 2016, the Company issued 300,000 shares of the Company's common stock to 16 individuals at a consideration of $0.05 per share.

The calculation of weighted average number of shares for the six months ended September 30, 2016 is illustrated as follows:

	Six months ended September 30, 2016
	Number of shares	Weighted average number of shares
Issued and outstanding as of April 1, 2016	10,000,000	10,000,000
Issuance of share on May 1, 2016 for subscription funds received	300,000	250,820
Issuance of share on August 1, 2016 for subscription funds received	130,000	43,333

At September 30, 2016	10,430,000	10,294,153

NOTE 8 – TAXATION

	Six months ended September 30, 2016 (Unaudited)	Six months ended September 30, 2015 (Unaudited)

Current income tax expense:
Federal	$-	$-
Hong Kong	-	-
Total current income tax expense	-	-
Deferred tax (income):
Federal	$-	$-
Hong Kong - Accelerated amortization and depreciation allowances	(1,112)	(1,127)
Total deferred tax (income)	(1,112)	(1,127)
Total income tax (income)	$(1,112)	$(1,127)

The Company did not derive any taxable income in United States. Hong Kong income tax is charged at 16.5% on assessable profits that generated from Hong Kong operations.

A reconciliation of the expected income tax expense with the actual income tax (income)/expense is as follows:

	Six months ended September 30, 2016 (Unaudited)	Six months ended September 30, 2015 (Unaudited)

Expected income tax expense - At Federal rate of 34%	$(5,927)	$(26,517)
Deferral due to foreign income exclusion	3,051	13,648
Non-deductible expenses	1,320	4,999
Statutory tax deductions in Hong Kong	-	-
Tax (credit)/expense	(1,556)	(7,870)
Valuation allowance	444	6,743
Actual income tax (income)/expense	$(1,112)	$(1,127)

As of September 30, 2016, the Company has tax loss carrying-forward, which does not recognize deferred tax assets as it is uncertain that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity. The Company has no tax loss carrying-forward as of September 30, 2016.

Deferred tax liabilities as of the balance sheet date is analyzed as follows:

	September 30, 2016 (Unaudited)	March 31, 2016 (Audited)

Accelerated amortization and depreciation allowances	$302	$1,414

NOTE 9 – REVENUE

	Six months ended September 30, 2016 (Unaudited)	Six months ended September 30, 2015 (Unaudited)

Business and IT consulting and supporting services	$29,065	$25,806
Operation of Birdbill.com	-	43
Total	$29,065	$25,849

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from the director and shareholder. Management deemed the rent-free space to be of no nominal value.

During the six months ended September 30, 2016 and 2015, total salary payable to a staff, which is also a close family member of a director appointed in May of 2015, amounted to $7,742 and $7,742, respectively.

NOTE 11 – GOING CONCERN

As of September 30, 2016, the Company has accumulated deficits of $81,857, a negative working capital of $64,007, the Company incurred a net loss of $16,321. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2016, the results of its consolidated statements of comprehensive income/(loss) for the six-month period ended September 30, 2016, and its consolidated cash flows for the six-month period ended September 30, 2016. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company adopts ASC 740-10-25 "Income Taxes" which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the six months ended September 30, 2016.

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

Revenue recognition policies for each type of service are analyzed as follows:

Provision of business and IT consulting services– Revenues are recognized when services are rendered, net of discounts.

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

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in birdbill.com is recognized when services are rendered, net of discounts. During the six months ended Septemeber 30, 2016 and the six months ended September 30, 2015, revenue generated from the Birdbill.com operation is very insignificant to the Company's total revenue.

Results of Operations - For the Three Months Ended September 30, 2016 As Compared to the Three Months Ended September 30, 2015

Birdbill recorded revenues totaled $11,871 for the three months ended September 30, 2016 as compared to $12,924 for the three months ended September 30, 2015. The decrease in revenue by $1,053 is mainly due to a decrease in revenue from provision of IT and business consulting services. Revenue for the current period comprises revenue from provision of IT and business consulting services of $11,871 and revenue from birdbill.com operation of $nil. Revenue for the comparative period comprises revenue from provision of IT and business consulting services of $12,906 and revenue from birdbill.com operation of $18. Birdbill.com recorded revenues totaling $nil for the three months ended September 30, 2016 as compared to $18 for the three months ended September 30, 2015. Revenue generated from the Birdbill.com operation is very insignificant to the Company's total revenue for the three months ended September 30, 2016 and 2015, respectively.

Birdbill recorded total operating expenses of $26,190 for the three months ended September 30, 2016 as compared to $27,207 for the three months ended September 30, 2015. The decrease is mainly due to the decrease in personnel expenses and increase in general and administrative expenses.

The decrease in personnel expenses by $12,600 is mainly due to a decrease in headcount and salary expenses. The increase in general and administrative expenses by $8,061 is mainly due to an increase in legal and professional fees by $3,755.

Birdbill's net loss for the three months ended September 30, 2016 was $13,594 as compared to a $13,720 net loss for three months ended September 30, 2015. The change is mainly due to the decrease in personnel expenses and increase in general and administrative expenses.

Results of Operations - For the Six Months Ended September 30, 2016 As Compared to the Six Months Ended September 30, 2015

Birdbill recorded revenues totaled $29,065 for the six months ended September 30, 2016 as compared to $25,849 for the six months ended September 30, 2015. The increase in revenue by $3,216 is mainly due to an increase in revenue from provision of IT and business consulting services. Revenue for the current period comprises revenue from provision of IT and business consulting services of $29,065 and revenue from birdbill.com operation of $nil. Revenue for the comparative period comprises revenue from provision of IT and business consulting services of $25,806 and revenue from birdbill.com operation of $43. Birdbill.com recorded revenues totaling $nil for the six months ended September 30, 2016 as compared to $43 for the six months ended September 30, 2015. Revenue generated from the Birdbill.com operation is very insignificant to the Company's total revenue for the six months ended September 30, 2016 and 2015, respectively.

Birdbill recorded total operating expenses of $46,498 for the six months ended September 30, 2016 as compared to $103,841 for the six months ended September 30, 2015. The decrease is mainly due to the decrease in personnel expenses and general and administrative expenses.

The decrease in personnel expenses by $24,628 is mainly due to a decrease in headcount and salary expenses. The decrease in general and administrative expenses by $37,714 is mainly due to a decrease in legal and professional fees by $22,290.

Birdbill's net loss for the six months ended September 30, 2016 was $16,321 as compared to a $76,865 net loss for six months ended September 30, 2015. The decrease is mainly due to the decrease in personnel expenses and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

We had $10,873 in cash on hand at September 30, 2016. The Company plans to raise additional capital from the sale of its securities (including, but without limitation, common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the expansion of business and IT consulting services and development of Birdbill.com. To sustain our current operations, including human resource and main operation expenses, we need approximately $6,418 per month. To expand operations to reach the next echelon of offerings to our clients, we reason that we could do so with approximately $64,500. This money would be used to promote Birdbill Points, improve the user interface of the Birdbill.com platform, and develop a mobile application for Birdbill Points.

Operating Activities

For the six months ended September 30, 2016, we had an operating cash outflow of $16,321 as compared to a $76,865 outflow in the comparative period. The change is mainly due to a decrease in loss during the current period.

Investing Activities

Investing activities utilized $nil for the current and comparative period. We had no additions in property, plant and equipment during the current and comparative period.

Financing Activities

Financing activities generated cash of $15,982 for six months ended September 30, 2016, as compared to $68,591 for the comparative period. The change of $52,609 was mainly due to the subscription funds of $15,097 received during the comparative period and advances from director of $11,705 for the six months ended September 30, 2016 as compared to $53,494 the six months ended September 30, 2015.

Going Concern Consideration

As of September 30, 2016, the Company has accumulated deficits of $81,857, a negative working capital of $64,007, the Company incurred a net loss of $16,321. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to financial statements in Part I - Item 1 on Page F-4 of this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company's internal controls were not effective based on financial reporting as of September 30, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff and reliance on outside consultants for external reporting. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended September 30, 2016, the Company issued the following equity securities:

On May 1, 2016, the Company issued 300,000 shares of the Company's common stock to 16 individuals at a consideration of $0.05 per share.

On August 1, 2016, the Company issued 130,000 shares of the Company's common stock to 10 individuals at a consideration of $0.05 per share.

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

BIRDBILL, INC.

Date: __, 2016	By:	/s/ Ying Wai Leung
	Name:	Ying Wai Leung
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)