Form 10-Q
period 2016-12-31
BIRDBILL, INC.
filed 2017-02-14
CIK 1647771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of December 31, 2016, there were 10,430,000 shares of the registrant's common stock issued and outstanding.

BIRDBILL, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Birdbill, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2016 (Unaudited)	March 31, 2016 (Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,347	558
Escrow fund receivable	274	5,440
Accounts receivable	-	7,742
Total current assets	1,621	13,740
Property, plant and equipment	-	1,257
Intangible assets	-	7,311
TOTAL ASSETS	$1,621	$22,308

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$4,735	$18,343
Income tax payable	-	137
Subscription funds received in advance	-	15,097
Amount due to director	76,157	52,852
Total current liabilities	80,892	86,429
Deferred tax liabilities	-	1,414
TOTAL LIABILITIES	$80,892	$87,843

STOCKHOLDER'S EQUITY
Common stock, Par value $0.001; 475,000,000 shares authorized; 10,430,000 and 10,000,000 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	$10,430	$10,000
Preferred stock, Par value $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	$-	-
Additional paid in capital	11,210	(9,999)
Less: subscription receivables	(2,265)	-
Accumulated deficits	(98,646)	(65,536)
TOTAL STOCKHOLDER'S EQUITY	$(79,271)	$(65,535)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,621	$22,308

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

Birdbill, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended December 31, 2016	Nine months ended December 31, 2015	Three months ended December 31, 2016	Three months ended December 31, 2015

REVENUE	$63,387	$53,940	$34,322	$28,091

EXPENSES
Direct service costs	(28,495)	(3,306)	(21,236)	(1,137)
Amortization and depreciation expenses	(8,568)	(10,248)	(1,827)	(3,416)
Personnel expenses	(28,684)	(57,512)	(9,561)	(13,761)
General and administrative	(32,164)	(51,328)	(18,789)	(239)
	(97,911)	(122,394)	(51,413)	(18,553)

(LOSS)/PROFIT BEFORE PROVISION FOR INCOME TAX	(34,524)	(68,454)	(17,091)	9,538
INCOME TAX INCOME	1,414	1,691	302	564

NET (LOSS)/PROFIT FOR THE PERIOD	$(33,110)	$(66,763)	$(16,789)	$10,102

LOSS PER SHARE
-Basic and diluted	-	(0.01)	-	-
-Weighted average number of shares	10,339,600	10,000,000	10,339,600	10,000,000

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

 Birdbill, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31, 2016	Nine months ended December 31, 2015
OPERATING ACTIVITIES
Net loss for the period	$(33,110)	$(66,763)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expenses	8,568	10,248
Deferred tax expense	(1,414)	(1,691)
Changes in operating assets and liabilities
Increase in accounts receivable	7,742	(12,220)
Increase in escrow funds receivable	5,166	-
Decrease in accrued expenses and other payable	(13,608)	46
Decrease in income tax payable	(137)	-
NET CASH USED IN OPERATING ACTIVITIES	(26,793)	(70,380)

FINANCING ACTIVITIES
Initial capital inception	4,277	-
Subscription funds received	-	15,097
Increase in amount due to director	23,305	50,975
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,582	66,072

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	789	(4,308)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	558	4,401

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,347	$93

SUPPLEMENTARY INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

 Birdbill, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Nine months ended December 31, 2016 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation

The unaudited interim financial statements of the Company and the Company's subsidiary (see Note 1) for the nine months ended December 31, 2016 and the comparative amounts of 2015 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is the Hong Kong Dollar (HKD) for the nine months ended December 31, 2016 and the comparative amounts of 2015, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of December 31, 2016, the results of its operations and cash flows for the nine months ended December 31, 2016 and the comparative amounts of 2015.

The results of operations for the nine months ended December 31, 2016 are not necessarily indicative of the results for a full year period.

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

The financial statements of Hotdeal, a wholly-owned subsidiary, are translated into US Dollar using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the period for income and expense items. The translation rates are as follows:

	December 31, 2016	March 31, 2016	December 31, 2015
Year/period end HKD:USD	0.1290	0.1290	0.1290
Average HKD:USD of the period	0.1290	0.1290	0.1290

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

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in birdbill.com is recognized when services are rendered, net of discounts. During the nine months ended December 31, 2016 and the nine months ended December 31, 2015, revenue generated from the Birdbill.com operation is very insignificant to the Company's total revenue.

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

The Company adopts ASC 740-10-25 "Income Taxes" which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the nine months ended December 31, 2016 and the nine months ended December 31, 2015, respectively.

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

(j) Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the nine months ended December 31, 2016 and the nine months ended December 31, 2015, respectively.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these condensed consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2016 through the date these financial statements were issued.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet date is summarized as follows:

	December 31, 2016 (Unaudited)	March 31, 2016 (Audited)
At cost
Equipment	$5,393	$5,393

Less: Accumulated depreciation expense	(5,393)	(4,136)

Property, plant and equipment, net	$-	$1,257

Depreciation expense for the nine months ended December 31, 2016 and 2015 was $1,257 and $2,022, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet date is summarized as follows:

	December 31, 2016 (Unaudited)	March 31, 2016 (Audited)
At cost
Content and code management system	$21,935	$21,935

Less: Accumulated amortization expense	(21,935)	(14,624)

Intangible assets, net	$-	$7,311

Amortization expense for the nine months ended December 31, 2016 and 2015 was $7,311 and $8,226, respectively.

NOTE 5 – ESCROW FUND RECEIVABLE

The fund was escrowed by Brunson Chandler & Jones to settle our future professional fees in the United States.

NOTE 6 – AMOUNT DUE TO DIRECTOR

	December 31, 2016 (Unaudited)	March 31, 2016 (Audited)

Temporary advance from Ying Wai LEUNG	$76,157	$52,852

The amount due to director is unsecured, interest free and has no fixed terms of repayment.

NOTE 7 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On May 1, 2016, the Company issued 300,000 shares of the Company's common stock to 16 individuals at a consideration of $0.05 per share.
On August 1, 2016, the Company issued 130,000 shares in total to 10 individual shareholders at a consideration of $0.05 per share.

The calculation of weighted average number of shares for the nine months ended December 31, 2016 is illustrated as follows:

	Nine months ended December 31, 2016
	Number of shares	Weighted average number of shares
Issued and outstanding as of April 1, 2016	10,000,000	10,000,000
Issuance of share on May 1, 2016 for subscription funds received	300,000	267,273
Issuance of share on August 1, 2016 for subscription funds received	130,000	72,327

At December 31, 2016	10,430,000	10,339,600

NOTE 8 – TAXATION

	Nine months ended December 31, 2016 (Unaudited)		Nine months ended December 31, 2015 (Unaudited)

Current income tax expense:
Federal		$-		$-
Hong Kong		-		-
Total current income tax expense		-		-
Deferred tax (income):
Federal	$		$
Hong Kong - Accelerated amortization and depreciation allowances		(1,414)		(1,691)
Total deferred tax (income)		(1,414)		(1,691)
Total income tax (income)		$(1,414)		$(1,691)

The Company did not derive any taxable income in United States. Hong Kong income tax is charged at 16.5% on assessable profits that generated from Hong Kong operations.

A reconciliation of the expected income tax expense with the actual income tax (income)/expense is as follows:

	Nine months ended December 31, 2016 (Unaudited)	Nine months ended December 31, 2015 (Unaudited)

Expected income tax expense - At Federal rate of 34%	$(11,738)	$(23,274)
Deferral due to foreign income exclusion	6,042	11,979
Non-deductible expenses	3,825	4,998
Statutory tax deductions in Hong Kong	-	-
Tax (credit)/expense	(1,871)	(6,297)
Valuation allowance	457	4,606
Actual income tax (income)/expense	$(1,414)	$(1,691)

As of December 31, 2016, the Company has tax loss carrying-forward, which does not recognize deferred tax assets as it is uncertain that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity. The Company has no tax loss carrying-forward as of December 31, 2016.

Deferred tax liabilities as of the balance sheet date is analyzed as follows:

	December 31, 2016 (Unaudited)	March 31, 2016 (Audited)

Accelerated amortization and depreciation allowances	$-	$1,414

NOTE 9 – REVENUE

	Nine months ended December 31, 2016 (Unaudited)	Nine months ended December 31, 2015 (Unaudited)

Business and IT consulting and supporting services	$63,387	$53,897
Operation of Birdbill.com	-	43
Total	$63,387	$53,940

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from the director and shareholder. Management deemed the rent-free space to be of no nominal value.

During the nine months ended December 31, 2016 and 2015, total salary payable to a staff, which is also a close family member of a director appointed in May of 2015, amounted to $11,613 and $7,742, respectively.

NOTE 11 – GOING CONCERN

As of December 31, 2016, the Company has accumulated deficits of $98,646, a negative working capital of $79,271, the Company incurred a net loss of $33,110. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of December 31, 2016, the results of its consolidated statements of comprehensive income/(loss) for the nine-month period ended December 31, 2016, and its consolidated cash flows for the nine-month period ended December 31, 2016. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Business

Birdbill's subsidiary, Hotdeal Asia Limited, is principally engaged in the provision of business and IT consulting and supporting services, as well as the operation of birdbill.com. The Company provides comprehensive IT solutions to its clients to improve the efficiency of daily business operations and identifies opportunities for growth in e-commerce markets. We help our clients with our industry relationships and knowledge of IT security, information systems management, e-payment solution, e-marketing and promotion, computer networking and IT help desk support. The services usually include the following:

•	Website design, hosting, and set-up of e-mail, database, and application servers
•	Set-up consultation for e-commerce, including marketing, content management, and backend operation
•	Social network promotion through Facebook, Weibo, Instagram, Wechat, and other social media platforms
•	Online-to-offline promotion with event management
•	Business restructuring and process reengineering
•	Photo, video and animation production and editing
•	Building and maintenance of one-stop intranet and internet networks for small-to-medium enterprises and small office/home office entities
•	Outsourcing for in-house IT help desk
•	Providing bookkeeping services

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

Our principal offices are located at Room 1715, 17/F, Pacific Trade Centre, 2 Kai Hing Road, Kowloon Bay, Kowloon, Hong Kong.  Our telephone number is (852) 2723-8178.  Our fiscal year end is March 31, 2016.

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

The Company adopts ASC 740-10-25 "Income Taxes" which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the nine months ended December 31, 2016.

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

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in birdbill.com is recognized when services are rendered, net of discounts. During the nine months ended December 31, 2016 and the nine months ended December 31, 2015, revenue generated from the Birdbill.com operation is very insignificant to the Company's total revenue.

Results of Operations - For the Three Months Ended December 31, 2016 As Compared to the Three Months Ended December 31, 2015

Birdbill recorded revenues totaled $34,322 for the three months ended December 31, 2016 as compared to $28,091 for the three months ended December 31, 2015. The increase in revenue by $6,231 is mainly due to an increase in revenue from provision of IT and business consulting services. Revenue for the current period comprises revenue from provision of IT and business consulting services of $34,322 and revenue from birdbill.com operation of $nil. Revenue for the comparative period comprises revenue from provision of IT and business consulting services of $28,091 and revenue from birdbill.com operation of $nil. Birdbill.com recorded revenues totaling $nil for the three months ended December 31, 2016 and the three months ended December 31, 2015, respectively.

Birdbill recorded total operating expenses of $51,413 for the three months ended December 31, 2016 as compared to $18,553 for the three months ended December 31, 2015. The increase is mainly due to the increase in direct service cost and increase in general and administrative expenses.

The increase in direct service cost by $20,099 is mainly due to an increase in cost of provision promotion and production services. The increase in general and administrative expenses by $18,550 is mainly due to an increase in legal and professional fees by $15,189.

Birdbill's net loss for the three months ended December 31, 2016 was $16,789 as compared to a $10,102 net profit for three months ended December 31, 2015. The change is mainly due to the increase in direct service cost and increase in general and administrative expenses.

Results of Operations - For the Nine Months Ended December 31, 2016 As Compared to the Nine Months Ended December 31, 2015

Birdbill recorded revenues totaled $63,387 for the nine months ended December 31, 2016 as compared to $53,940 for the nine months ended December 31, 2015. The increase in revenue by $9,447 is mainly due to an increase in revenue from provision of IT and business consulting services. Revenue for the current period comprises revenue from provision of IT and business consulting services of $63,387 and revenue from birdbill.com operation of $nil. Revenue for the comparative period comprises revenue from provision of IT and business consulting services of $53,897 and revenue from birdbill.com operation of $43. Birdbill.com recorded revenues totaling $nil for the nine months ended December 31, 2016 as compared to $43 for the nine months ended December 31, 2015. Revenue generated from the Birdbill.com operation is very insignificant to the Company's total revenue for the nine months ended December 31, 2016 and 2015, respectively.

Birdbill recorded total operating expenses of $97,911 for the nine months ended December 31, 2016 as compared to $122,394 for the nine months ended December 31, 2015. The decrease is mainly due to the decrease in personnel expenses and general and administrative expenses.

The decrease in personnel expenses by $28,828 is mainly due to a decrease in average salary expenses. The decrease in general and administrative expenses by $19,164 is mainly due to a decrease in legal and professional fees by $7,101.

Birdbill's net loss for the nine months ended December 31, 2016 was $33,110 as compared to a $66,763 net loss for nine months ended December 31, 2015. The decrease is mainly due to the decrease in personnel expenses and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

We had $1,347 in cash on hand at December 31, 2016. The Company plans to raise additional capital from the sale of its securities (including, but without limitation, common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the expansion of business and IT consulting services and development of Birdbill.com. To sustain our current operations, including human resource and main operation expenses, we need approximately $6,418 per month. To expand operations to reach the next echelon of offerings to our clients, we reason that we could do so with approximately $64,500. This money would be used to promote Birdbill Points, improve the user interface of the Birdbill.com platform, and develop a mobile application for Birdbill Points.

Operating Activities

For the nine months ended December 31, 2016, we had an operating cash outflow of $26,793 as compared to a $70,380 outflow in the comparative period. The change is mainly due to a decrease in loss during the current period.

Investing Activities

Investing activities utilized $nil for the current and comparative period. We had no additions in property, plant and equipment during the current and comparative period.

Financing Activities

Financing activities generated cash of $27,582 for nine months ended December 31, 2016, as compared to $66,072 for the comparative period. The change of $38,490 was mainly due to the subscription funds of $15,097 received during the comparative period and advances from director of $23,305 for the nine months ended December 31, 2016 as compared to $50,975 the nine months ended December 31, 2015.

Going Concern Consideration

As of December 31, 2016, the Company has accumulated deficits of $98,646, a negative working capital of $79,271, the Company incurred a net loss of $33,110. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company's internal controls were not effective based on financial reporting as of December 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff and reliance on outside consultants for external reporting. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended December 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended December 31, 2016, the Company issued the following equity securities:

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

BIRDBILL, INC.

Date: February 14, 2017	By:	/s/ Ying Wai Leung
	Name:	Ying Wai Leung
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)