Form 10-K
period 2017-03-31
BIRDBILL, INC.
filed 2017-07-14
CIK 1647771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Registrant’s telephone number, including area code (852) 2723-8178

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

As of March 31, 2017, there were 10,430,000 shares of registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, and unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Birdbill, Inc., a Nevada corporation, and Hotdeal Asia Limited, its wholly-owned subsidiary.

Forward-Looking Statements and Associated Risks. This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (1) our projected sales and profitability, (2) our growth strategies, (3) anticipated trends in our industry, (4) our future financing plans, (5) our anticipated needs for working capital, (6) our lack of operational experience and (7) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements.

Company Overview

Birdbill, Inc. (“Birdbill” or the “Company”), was incorporated on May 18, 2015 under the laws of the State of Nevada. On March 26, 2014, Hotdeal Asia Limited (“Hotdeal”) was established in Hong Kong as a Company Limited by Shares. On May 26, 2015, Birdbill and Hotdeal entered into a Sale and Purchase Agreement through which all of the assets and liabilities of Hotdeal were purchased by Birdbill, resulting in Hotdeal becoming a wholly-owned subsidiary of Birdbill.

The Business

Birdbill’s subsidiary, Hotdeal Asia Limited, is principally engaged in the provision of business and IT consulting and supporting services, as well as the operation of birdbill.com. The Company provides comprehensive IT solutions to its clients to improve the efficiency of daily business operations and identifies opportunities for growth in e-commerce markets. We help our clients with our industry relationships and knowledge of IT security, information systems management, e-payment solution, e-marketing and promotion, computer networking and IT help desk support. The services usually include the following:

• Website design, hosting, and set-up of e-mail, database, and application servers

• Set-up consultation for e-commerce, including marketing, content management, and backend operation

• Social network promotion through Facebook, Weibo, Instagram, Wechat, and other social media platforms

• Online-to-offline promotion with event management

• Business restructuring and process reengineering

• Photo, video editing and animation

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

End-users can purchase or earn “Birdbill Points” through well-known online stores and convenience stores in Hong Kong. The Birdbill Points can be used to redeem products and services that offered by the platform. Our clients can provide "Redeem codes" or connect our system with an API key to let their customers in Hong Kong purchase their digital content or services.

Birdbill’s sales and promotion channels in Hong Kong include brick-and-mortar retail shops and convenience stores. It also has several online sales and promotion channels through online stores including OpenShop by 2000 Fun Limited (http://www.openshop.com.hk/search.html?keyword=birdbill) and game.now.com by PCCW Media Limited (http://pctv.netvigator.com/pctv/estore/netgamedisplay?GAMEID=BIRDBILL).

Our principal offices are located at Room 1715, 17/F, Pacific Trade Centre, 2 Kai Hing Road, Kowloon Bay, Kowloon, Hong Kong.  Our telephone number is (852) 2723-8178.  Our fiscal year-end is March 31.

Except as otherwise indicated, as used throughout the remainder of this prospectus, references to “Company,” “Birdbill,” “we,” “us,” or “our” refer to Birdbill, Inc., a Nevada corporation.

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

Our success depends heavily upon the continued contributions of those members of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace.  In addition, our ability to select and evaluate suitable opportunities and to consummate transactions in a highly competitive environment is dependent on our management team’s knowledge and expertise in the industry.  To continue to develop our business, we rely on our management team’s knowledge and expertise in the industry and will use our management team’s relationships with industry participants to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other businesses.

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

Auditors for U.S. public companies are required to undergo regular Public Company Accounting Oversight Board (PCAOB) inspections to assess compliance with U.S. law and professional standards in connection with audits of financial statements filed with the SEC. The PCAOB, however, is currently prevented from inspecting the U.S.-related audit work and practices of PCAOB-registered firms in China and Hong Kong; our auditor is classified as one of these firms. As a result of this obstacle, investors in U.S. markets who rely on our auditor’s reports on financial statements are deprived of PCAOB inspections, which may be beneficial and to those investors.  This lack of inspection prevents the PCAOB from regularly evaluating our auditor’s audits and quality control procedures, which evaluation might otherwise detect inaccuracies, substandard methodologies, or other discrepancies in our accounting practices.

Substantially all of the Company’s operations are concentrated in China.

Substantially all operations and assets are located in Hong Kong SAR, and substantially all of our net revenue is derived from operations in Hong Kong SAR. Accordingly, the Company’s results of operations and future prospects are subject to economic, political, and social developments in China. In particular, the Company’s results of operations may be adversely affected by:

• Changes in Hong Kong SAR and China’s political, economic, and social conditions;

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

In the past twenty years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. The Company’s financial condition and results of operations, as well as its future prospects, would be materially and adversely affected by an economic downturn in China.

Chinese regulations restrict foreign ownership of companies in certain industries, including our intended financial and Internet-based services.

We are considered a foreign person or foreign invested enterprise under administrative law of Hong Kong SAR. As a result, we are subject to Hong Kong’s law limitations on foreign ownership of Hong Kong companies. However, there are substantial uncertainties regarding the interpretation and application of the Basic Law of Hong Kong SAR and Chinese regulations, including, but not limited to, the laws and regulations governing Hong Kong SAR. These PRC laws and Chinese regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

In addition, there is uncertainty as to whether the courts of Hong Kong SAR would recognize or enforce judgments of U.S. courts. Courts in Hong Kong SAR may recognize and enforce foreign judgments in accordance with the requirements of the PRC diplomatic law, China’s code of written statutes, based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedure Law, courts in China will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of Chinese law or national sovereignty, security, or the public interest. Therefore, it is uncertain whether a China court would enforce a judgment rendered by a court in the United States.

Furthermore, the legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties. The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation, and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations, and rules is not always uniform and enforcement of such laws, regulations, and rules involve uncertainties, which may limit the remedies available to our shareholders and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations and supply chain contributors in China.

From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company’s operations, or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited.  Such inspections, though permitted by the Company and its affiliates, are subject to the capricious nature of Chinese enforcers, and may therefore be impossible to facilitate.

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

• That a broker or dealer approve a person’s account for transactions in penny stocks; and

• The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

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

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

A majority of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the

Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB).

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

No established market for common stock.

Our common stock is not approved for trading on the OTCQB or other market, though we have engaged a market maker to file an application to be listed on the OTCQB. Accordingly, there is currently no established trading market for such shares and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company may be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.

Risks of “penny stock.”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Section 240.3a511 of the Exchange Act. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQlisted stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g2 of the Securities and Exchange Commission require brokerdealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g9 of the Securities and Exchange Commission requires brokerdealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the brokerdealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the brokerdealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

There has been no “established public market” for the Company’s common stock.

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

Holders

As of March 31, 2017 there were 37 holders of record of our common stock.

Dividends

To date, and including the period during the fiscal year ended March 31, 2017, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of March 31, 2017 we do not have in effect any equity compensation plans under which our equity securities are authorized for issuance, nor do we have any outstanding stock options.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

All amounts are in US Dollars unless otherwise noted.

A more detailed description of Birdbill’s operations can be found in the “Business” section contained herein.

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

The Company adopts ASC 740-10-25 “Income Taxes” which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the year ended March 31, 2017 and 2016, respectively.

Revenue Recognition

Revenue comprises the fair value of the consideration received or receivable for the provision of services in the ordinary course of the Company’s activities and is recorded net of discounts. Consistent with the criteria of ASC 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Revenue recognition policies for each type of service are analyzed as follows:

Provision of business consulting and IT solutions and supporting services – Revenues are recognized when services are rendered, net of discounts.

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

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in Birdbill.com is recognized when services are rendered, net of discounts. During the year ended March 31, 2017 and 2016, revenue generated from the Birdbill.com operation is insignificant to the Company’s total revenue.

For the Year Ended March 31, 2017 As Compared to the Year Ended March 31, 2016

Results of Operations

Birdbill recorded revenues totaled $147,935 for the year ended March 31, 2017 as compared to $79,826 for the year ended March 31, 2016. The increase in revenue by $68,109 is mainly due to an increase in revenue from provision of IT solutions and business consulting services. Revenue for the current year comprises revenue from provision of IT solutions and business consulting services of $147,935 and revenue from birdbill.com operation of $nil. Revenue for the comparative period comprises revenue from provision of IT and business consulting services of $75,832 and revenue from birdbill.com operation of $3,994. The increase in revenue from provision of business consulting and IT solutions and supporting services by $72,103 is mainly due to increase in the number of projects. Birdbill.com recorded revenues totaled $nil for the year ended March 31, 2017 as compared to $3,994 for the year ended March 31, 2016. The decrease in revenue by $3,994 is due to decrease in online advertisement services during the year..

Birdbill recorded total operating expenses of $212,220 for the year ended March 31, 2017 as compared to $168,954 for the year ended March 31, 2016. The increase is mainly due to the increase in direct service costs.

The increase in direct service costs by $80,626 is mainly due to an increase in costs of provision of IT solutions and animation related projects.

Birdbill’s net loss for the year ended March 31, 2017 was $62,871 as compared to a $86,873 net loss for the year ended March 31, 2016. The change is mainly due to the increase in revenue.

Liquidity and Capital Resources

We had $3,848 in cash on hand at March 31, 2017. The Company plans to raise additional capital from the sale of its securities (including, but without limitation, common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the expansion of business consulting and IT solutions and supporting services and development of Birdbill.com. To sustain our current operations, including human resource and main operation expenses, we need approximately $6,418 per month. To expand operations to reach the next echelon of offerings to our clients, we reason that we could do so with approximately $64,500. This money would be used to promote Birdbill Points, improve the user interface of the Birdbill.com platform, and develop a mobile application for Birdbill Points.

For the year ended March 31, 2017, we had an operating cash outflow of $48,351 as compared to a $64,844 outflow in the comparative period. The change of $16,493 is mainly due to a decrease in loss during the current year.

Investing activities utilized $nil as compared to an outflow of $nil for the comparative period. We had no additions in property, plant and equipment during the current year.

Financing activities generated cash of $51,641 for the year ended March 31, 2017 as compared to $61,001 for the comparative period. The decrease was mainly due to subscription funds of $6,542 received during the current year.

The Company does not make or receive any milestone payments related to the achievement of regulatory, sales-based, or any other milestones. Similarly, no milestones under any collaboration agreements were reached during the year ended March 31, 2017, the year ended March 31, 2016 or the period ended March 31, 2015.

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

Mr. Yau and Mr. Leung have orally committed to advance working capital to support the Company’s operations if it is otherwise unable to raise sufficient funds.

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

ITEM 8. FINANCIAL STATEMENTS

The Company’s financial statements are presented immediately following the signature page to this Annual Report of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 25, 2016, DCAW changed its name to Centurion ZD CPA Limited (“Centurion”).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of March 31, 2017. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2017, because of the Company’s limited resources and limited number of employees.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management's assessment of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of March 31, 2017: insufficient accounting personnel with the appropriate level of accounting knowledge, experience, and training in the application of accounting principles generally accepted in the United States commensurate with the financial statement reporting requirements.

As a result, we have concluded that our internal controls over financial reporting are not effective as of March 31, 2017.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the year ended March 31, 2017 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have three directors. Our current directors and officers are as follows:

Name	Age	Position
Ying Wai Leung	33	Chief Executive Officer and Director
Yau Wai Hung	42	Director
Tse Ka Hei	35	Director

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

Leung Ying Wai, 33, Chief Executive Officer and Director

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

Tse Ka Hei, 35, Director

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

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of Directors.  Officers are appointed annually by our Board of Directors and each Officer serves at the discretion of our Board of Directors.  We do not have any standing committees.  Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

• the opportunity is within the corporation’s line of business; and

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5 was required for those persons, we believe that, during the fiscal year ended March 31, 2017, all filing requirements applicable to our officers, directors, and persons holding more than 10% of a class of securities, as well as the officers, directors, and persons holding more than 10% of a class of securities of our subsidiaries were complied with.

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

Changes in Director Nomination Process for Stockholders

None.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during each of our last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

EXECUTIVE OFFICER COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leung Ying Wai, CEO	From inception (March 26, 2014) to March 31, 2015	18,180	3,870	0	0	0	0	0	22,050
	From April 1, 2015 to March 31, 2016	22,575	2,580	0	0	0	0	0	25,155
Leung Ying Wai, CEO
Leung Ying Wai, CEO	From April 1, 2016 to March 31, 2017	10,643	14,383	0	0	0	0	0	25,026

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

Non-Equity Incentives

From April 1, 2016 to March 31, 2017, sixteen months’ pay in the form of a Christmas and Chinese New Year bonus was awarded to Ying Wai Leung.

For April 1, 2015 to March 31, 2016, one and one half month’s pay in the form of a Christmas and Chinese New Year bonus was awarded to Ying Wai Leung.

For April 1, 2015 through March 31, 2016, one month’s pay in the form of a Chinese New Year bonus was awarded to Ying Wai Leung.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership, as of March 31, 2017, of our common stock by each person known to us who is the beneficial owner of more than 5% of any class of our securities, and our directors and executive officers individually and as a group. As of March 31, 2017, there were 10,430,000 shares of our common stock issued and outstanding and 0 shares of preferred stock outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Leung Ying Wai (3)	Common Stock	6,000,000	57.53%
Yau Wai Hung (4)	Common Stock	400,000	3.84%
Tse Ka Hei (5)	Common Stock	400,000	3.84%

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

2. Based on 10,430,000 issued (or issuable and fully-paid) and outstanding shares of common stock as of March 31, 2017.

3. Leung Ying Wai is a director and the Company’s CEO.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As described in our Current Report on Form 8-K filed with the SEC on May 10, 2016, effective April 30, 2016 AWC merged with Dominic K.F. Chan & Co to form a new entity, DCAW (CPA) Limited (“DCAW”). As a result of the merger, AW resigned as our independent registered public accounting firm. On May 4, 2016, the Audit Committee of the Board of Directors approved the engagement of DCAW as our independent registered public accounting firm. On October 25, 2016, DCAW changed its name to Centurion ZD CPA Limited (“Centurion”).

We paid the following fees to its auditors during our fiscal years ended March 31, 2017 and 2016:

Fee Category	2017	2016
Audit fees	$13,500	$13,000
Audit-related fees	-	-
All other fees	-	-
Total	$13,500	$13,000

(1)	Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.

Pre-Approval of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

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
July 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ying Wai Leung
Ying Wai Leung
Chief Executive Officer and Director
July 15, 2017

By:	/s/ Yau Wai Hung
Yau Wai Hung
Director
July 15, 2017

By:	/s/ Tse Ka Hei
Tse Ka Hei
Director
July 15, 2017

BIRDBILL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

INDEX

Page

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statements of Changes in Shareholders’ Deficit	F–5

Notes to Consolidated Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of

Birdbill, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Birdbill, Inc. and Subsidiaries (the “Company”) as of March 31, 2016 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' deficit and cash flows for each of the years in the two-year ended March 31, 2017. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern under the generally accepted accounting principles. As described in Note 11, the Company has recurring comprehensive loss $62,871, has negative working capital $106,767, and has accumulated deficit $128,407 and a total stockholders' deficit $106,767, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Except the going concern matter as described above, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2016 and 2017, and the results of its operations and comprehensive loss, and its cash flows for each of the years in the two-year ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Centurion ZD CPA Limited

Certified Public Accountants

Hong Kong SAR, China

July 15, 2017

BIRDBILL, INC.

CONSOLIDATED BALANCE SHEET

	March 31, 2017	March 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,848	558
Escrow fund receivable	4,061	5,440
Accounts receivable	1,839	7,742
Subscription fund receivable	503	-
Total current assets	10,251	13,740
Property, plant and equipment	-	1,257
Intangible assets	-	7,311
TOTAL ASSETS	$10,251	$22,308

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$19,067	$18,343
Income tax payable	-	137
Subscription funds received in advance	-	15,097
Amount due to director	97,951	52,852
Total current liabilities	117,018	86,429
Deferred tax liabilities	-	1,414
TOTAL LIABILITIES	$117,018	$87,843

STOCKHOLDER'S EQUITY
Common stock, Par value $0.001; 475,000,000 shares authorized 10,430,000 shares issued and outstanding and 10,000,000 shares issued and outstanding as of March 31, 2017 and 2016, respectively	$10,430	$10,000
Preferred stock, Par value $0.001; 25,000,000 shares authorized and no shares issued and outstanding as of March 31, 2017 and 2016, respectively	-	-
Additional paid in capital	11,210	(9,999)
(Accumulated losses)	(128,407)	(65,536)
TOTAL STOCKHOLDERS’ DEFICIT	$(106,767)	$(65,535)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,251	$22,308

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended March 31, 2017	Year ended March 31, 2016

REVENUE	$147,935	$79,826

EXPENSES
Direct service costs	(85,239)	(4,613)
Amortization and depreciation expenses	(8,568)	(13,665)
Personnel expenses	(61,768)	(67,074)
General and administrative	(56,645)	(83,602)
Total expenses	(212,220)	(168,954)

(LOSS) BEFORE PROVISION FOR INCOME TAX	(64,285)	(89,128)
INCOME TAX INCOME	1,414	2,255

NET (LOSS) FOR THE YEAR	$(62,871)	$(86,873)

(LOSS) PER SHARE
-Basic and diluted	(0.01)	(0.01)
-Weighted average number of shares	10,361,890	10,000,000

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended March 31, 2017	Year ended March 31, 2016
OPERATING ACTIVITIES
Net loss for the period	$(62,871)	$(86,873)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation expenses	8,568	13,665
Allowance for doubtful accounts	-	23,832
Deferred tax income	(1,414)	(2,255)
Changes in operating assets and liabilities
Decrease/ (increase) in escrow fund receivable	1,379	(5,440)
Decrease/ (increase) in accounts receivable	5,903	(18,671)
(Increase) in subscription fund receivable	(503)	-
Increase in accrued expenses and other payables	724	10,898
(Decrease) in income tax payable	(137)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(48,351)	(64,844)

INVESTING ACTIVITIES
Additions in property, plant and equipment	-	-
Additions in intangible assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Subscription funds received	6,542	15,097
Increase in amount due to director	45,099	45,904
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,641	61,001

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	3,290	(3,843)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	558	4,401

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,848	$558

SUPPLEMENTARY INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total

Balance at April 1, 2015	10,000,000	$10,000	-	-	$(9,999)	$21,337	$21,338
Net loss for the period	-	-	-	-	-	(86,873)	(86,873)
Balance at March 31, 2016	10,000,000	$10,000	-	-	$(9,999)	$(65,536)	$(65,535)
Issue of common stock	430,000	430	-	-	21,209	-	21,639
Net loss for the period	-	-	-	-	-	(62,871)	(62,871)
Balance at March 31, 2017	10,430,000	$10,430	-	-	$11,210	$(128,407)	$(106,767)

The accompanying notes form an integral part of these consolidated financial statements.

BIRDBILL, INC.

CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS

Year ended March 31, 2017 and 2016

NOTE 1 – CORPORATE INFORMATION

Birdbill, Inc. (“Birdbill” or the “Company”), a Nevada corporation, was incorporated by Mr. Ying Wai LEUNG (the “Owner”) on May 18, 2015.

On March 26, 2014, the Owner setup Hotdeal Asia Limited (“Hotdeal”) in Hong Kong and is principally engaged in the provision of business and IT consulting services, as well as the operation of Birdbill.com, an online payment platform in Hong Kong.

On May 15, 2015, the Owner setup Birdbill, and on May 26, 2015, the Owner entered into a Stock Purchase Agreement whereby he contributed his 100% equity interest in Hotdeal to the Company (the “Reorganization”). On the closing of the Reorganization, Birdbill was the surviving company and Hotdeal became a wholly owned subsidiary of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiary, and all significant intercompany balances and transactions have been eliminated.

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

(c) Foreign currency translation

The functional currency for the Company’s operations is the Hong Kong Dollar (“HKD”), while the reporting currency is the US Dollar.

The financial statements of Hotdeal, a wholly-owned subsidiary, are translated into US Dollar using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the period for income and expense items. The translation rates are as follows:

	March 31, 2017	March 31, 2016	March 31, 2015
Period end HKD:USD	0.129	0.129	0.129
Average HKD:USD of the period	0.129	0.129	0.129

Translation gains and losses, if any, are recorded in accumulated other comprehensive income or loss as a component of stockholders’ equity.

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

(d) Revenue recognition

Revenue comprises the fair value of the consideration received or receivable for the provision of services in the ordinary course of the Company’s activities and is recorded net of discounts. Consistent with the criteria of ASC 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Revenue recognition policies for each type of service are analyzed as follows:

Provision of business consulting and IT solutions – Revenue are recognized when services are rendered, net of discounts.

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

Revenue will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. During the year ended March 31, 2017 and 2016, revenue generated from the Birdbill.com operation is very insignificant to the Company’s total revenue.

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

The Company adopts ASC 740-10-25 “Income Taxes” which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the year ended March 31, 2017 and 2016.

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

(j) Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the year ended March 31, 2017 and 2016, respectively.

(k) Account receivable

Accounts receivable consist of amounts due from clients for the provision of business and IT consulting and supporting services. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s client credit worthiness, and current economic trends. Based on management’s review of accounts receivable, allowances for doubtful accounts were established as deemed necessary. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. An allowance of $0 and $23,832 was established for the year ended March 31, 2017 and 2016, respectively

(l) Recent accounting pronouncement

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the period.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these condensed consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2017 through the date these financial statements were issued.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet date is summarized as follows:

	March 31, 2017	March 31, 2016
At cost
Equipment	$5,393	$5,393

Less: Accumulated depreciation expense	(5,393)	(4,136)

Property, plant and equipment, net	$-	$1,257

Depreciation expense for the year ended March 31, 2017 and 2016 was $1,257 and $2,697, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet date is summarized as follows:

	March 31, 2017	March 31, 2016
At cost
Content and code management system	$21,935	$21,935

Less: Accumulated amortization expense	(21,935)	(14,624)

Intangible assets, net	$-	$7,311

Amortization expense for the year ended March 31, 2017 and 2016 was $7,311 and $10,968, respectively.

NOTE 5 – ESCROW FUND RECEIVABLE

The fund was escrowed by Brunson Chandler & Jones to settle our future professional fees in the United States.

NOTE 6 – AMOUNT DUE TO DIRECTOR

	March 31, 2017	March 31, 2016

Temporary advance from Ying Wai LEUNG	$97,951	$52,852

The amount due to director is unsecured, interest free and has no fixed terms of repayment.

NOTE 7 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

On May 1, 2016, the Company issued 300,000 shares of the Company’s common stock to 16 individuals at a consideration of $0.05 per share.

On August 1, 2016, the Company issued 130,000 shares in total to 10 individual shareholders at a consideration of $0.05 per share.

The calculation of weighted average number of shares for the Year ended March 31, 2017 is illustrated as follows:

	Year ended March 31, 2017
	Number of shares	Weighted average number of shares
Issued and outstanding as of April 1, 2016	10,000,000	10,000,000
Issuance of share on May 1, 2016 for subscription funds received	300,000	275,342
Issuance of share on August 1, 2016 for subscription funds received	130,000	86,548

At March 31, 2017	10,430,000	10,361,890

NOTE 8 – TAXATION

	Year ended March 31, 2017	Year ended March 31, 2016

Current - Hong Kong income tax expense	$-	$-
Deferred tax (income) - Accelerated amortization and depreciation allowances	(1,414)	(2,255)
Income tax (income)	$(1,414)	$(2,255)

The Company did not derive any taxable income in United States. Hong Kong income tax is charged at 16.5% on assessable profits that generated from Hong Kong operations.

A reconciliation of the expected income tax expense with the actual income tax (income)/expense is as follows:

	Year ended March 31, 2017	Year ended March 31, 2016

Expected income tax expense - At Federal rate of 34%	$(21,857)	$(32,153)
Deferral due to foreign income exclusion	11,250	16,549
Non-deductible expenses	7,935	9,557
Statutory tax deductions in Hong Kong	-	-
Tax losses not provided for deferred tax	1,258	3,792
Actual income tax (income)/expense	$(1,414)	$(2,255)

Deferred tax liabilities as of the balance sheet date is analyzed as follows:

	March 31, 2017	March 31, 2016

Accelerated amortization and depreciation allowances	$-	$1,414

NOTE 9 – REVENUE

	Year ended March 31, 2017	Year ended March 31, 2016

Business and IT consulting services	$147,935	$75,832
Operation of Birdbill.com	-	3,994
Total	$147,935	$79,826

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from the director and shareholder. Management deemed the rent-free space to be of no nominal value.

During the year ended March 31, 2017 and 2016, total salary payable to a staff, which is also a close family member of a director appointed in May of 2015, amounted to $15,484 and $15,484, respectively.

NOTE 11 – GOING CONCERN

As of March 31, 2017, the Company has accumulated deficits of $128,407, and its current liabilities exceed its current assets resulting in negative working capital of $106,767. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce operation expenses. Management believes that the above actions will allow the Company to continue its operations throughout this fiscal year.