Form 10-Q
period 2017-06-30
BIRDBILL, INC.
filed 2017-08-14
CIK 1647771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(852) 2723-8178

(Registrant’s telephone number, including area code)

Copies to:

Brunson Chandler & Jones, PLLC

175 South Main Street

Suite 1410

Salt Lake City, Utah 84111

(801) 303-5721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017, there were 10,430,000 shares of the registrant’s common stock issued and outstanding.

BIRDBILL, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Birdbill, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,111	3,848
Escrow fund receivable	-	4,061
Accounts receivable	-	1,839
Subscription fund receivable	-	503
Total current assets	1,111	10,251
Property, plant and equipment	-	-
Intangible assets	-	-
TOTAL ASSETS	$1,111	$10,251

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$24,621	$19,067
Income tax payable	-	-
Subscription funds received in advance	-	-
Amount due to director	97,950	97,951
Total current liabilities	122,571	117,018
Deferred tax liabilities	-	-
TOTAL LIABILITIES	$122,571	$117,018

STOCKHOLDER'S EQUITY
Common stock, Par value $0.001; 475,000,000 shares authorized 10,430,000 shares issued and outstanding and 10,430,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	$10,430	$10,430
Preferred stock, Par value $0.001; 25,000,000 shares authorized and no shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	$-	-
Additional paid in capital	11,210	11,210
(Accumulated losses)	(143,100)	(128,407)
TOTAL STOCKHOLDERS’ DEFICIT	$(121,460)	$(106,767)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,111	$10,251

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

Birdbill, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016

REVENUE	$8,387	$17,194

EXPENSES
Direct service costs	(2,046)	(2,503)
Amortization and depreciation expenses	-	(3,416)
Personnel expenses	(9,562)	(9,562)
General and administrative	(11,472)	(4,827)
Total expenses	(23,080)	(20,308)

LOSS BEFORE PROVISION FOR INCOME TAX	(14,693)	(3,114)
INCOME TAX INCOME	-	387

NET LOSS FOR THE PERIOD	$(14,693)	$(2,727)

LOSS PER SHARE
-Basic and diluted	0.00	0.00
-Weighted average number of shares	10,430,000	10,201,099

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

 Birdbill, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016
OPERATING ACTIVITIES
Net loss for the period	$(14,693)	$(2,727)
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Amortization and depreciation expenses	-	3,416
Deferred tax expense	-	(564)
Changes in operating assets and liabilities
Decrease in escrow fund receivable	4,061	-
Decrease/ (Increase) in accounts receivable	1,839	(5,161)
Decrease in subscription fund receivable	503	-
Increase in prepayment	-	4,921
Increase in accrued expenses and other payables	5,554	178
NET CASH USED IN OPERATING ACTIVITIES	(2,736)	63

FINANCING ACTIVITIES
(Decrease)/ increase in amount due to director	(1)	7,744
NET CASH (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	(1)	7,744

NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(2,737)	7,807

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,848	558

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,111	$8,365

SUPPLEMENTARY INFORMATION
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying condensed notes form an integral part of these condensed consolidated financial statements.

 Birdbill, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three months ended June 30, 2017 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation

The unaudited interim financial statements of the Company and the Company’s subsidiary (see Note 1) for the three months ended June 30, 2017 and the comparative amounts of 2016 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Hong Kong Dollar (HKD) for the three months ended June 30, 2017 and the comparative amounts of 2016, while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2017, the results of its operations and cash flows for the three months ended June 30, 2017 and the comparative amounts of 2016.

The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results for a full year period.

The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Form 10-K for the year ended March 31, 2017.

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

The financial statements of Hotdeal, a wholly-owned subsidiary, are translated into US Dollar using the exchange rate as of the balance sheet date for assets and liabilities and average exchange rate for the period for income and expense items. The translation rates are as follows:

	June 30, 2017	March 31, 2017	June 30, 2016
Year/period end HKD:USD	0.1290	0.1290	0.1290
Average HKD:USD of the period	0.1290	0.1290	0.1290

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

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in birdbill.com is recognized when services are rendered, net of discounts. During the three months ended June 30, 2017 and the three months ended June 30, 2016, revenue generated from the Birdbill.com operation is $nil to the Company’s total revenue.

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

The Company adopts ASC 740-10-25 “Income Taxes” which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the three months ended June 30, 2017 and 2016, respectively.

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

(j) Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the three months ended June 30, 2017 and the three months ended June 30, 2016, respectively.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these condensed consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2017 through the date these financial statements were issued.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of the balance sheet date is summarized as follows:

	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)
At cost
Equipment	$5,393	$5,393

Less: Accumulated depreciation expense	(5,393)	(5,393)

Property, plant and equipment, net	$-	$-

Depreciation expense for the three months ended June 30, 2017 and 2016 was $nil and $674, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of the balance sheet date is summarized as follows:

	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)
At cost
Content and code management system	$21,935	$21,935

Less: Accumulated amortization expense	(21,935)	(21,935)

Intangible assets, net	$-	$-

Amortization expense for the three months ended June 30, 2017 and 2016 was $nil and $2,742, respectively.

NOTE 5 – ESCROW FUND RECEIVABLE

The fund was escrowed by Brunson Chandler & Jones to settle our future professional fees in the United States.

NOTE 6 – AMOUNT DUE TO DIRECTOR

	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)

Temporary advance from Ying Wai LEUNG	$97,950	$97,951

The amount due to director is unsecured, interest free and has no fixed terms of repayment.

NOTE 7 – WEIGHTED AVERAGE NUMBER OF SHARES FOR EARNINGS PER SHARE CALCULATION

The calculation of weighted average number of shares for the three months ended June 30, 2017 is illustrated as follows:

	Three months ended June 30, 2017
	Number of shares	Weighted average number of shares
Issued and outstanding as of April 1, 2017	10,430,000	10,430,000

At June 30, 2017	10,430,000	10,430,000

NOTE 8 – TAXATION

	Three months ended June 30, 2017 (Unaudited)	Three months ended June 30, 2016 (Unaudited)

Current income tax expense:
Federal	$-	$-
Hong Kong	-	177
Total current income tax expense	-	177
Deferred tax (income):
Federal	$-	$-
Hong Kong - Accelerated amortization and depreciation allowances	-	(564)
Total deferred tax (income)	-	(564)
Total income tax (income)	$-	$(387)

The Company did not derive any taxable income in United States. Hong Kong income tax is charged at 16.5% on assessable profits that generated from Hong Kong operations.

A reconciliation of the expected income tax expense with the actual income tax (income)/expense is as follows:

	Three months ended June 30, 2017 (Unaudited)	Three months ended June 30, 2016 (Unaudited)

Expected income tax expense - At Federal rate of 34%	$(4,996)	$(1,059)
Deferral due to foreign income exclusion	2,572	545
Non-deductible expenses	1,650	659
Statutory tax deductions in Hong Kong	-	(532)
Tax losses not provided for deferred tax	774	-
Actual income tax (income)/expense	$-	$(387)

As of June 30, 2017, the Company has tax loss carrying-forward, which does not recognize deferred tax assets as it is uncertain that future taxable profits against which the losses can be utilized will be available in the relevant tax jurisdiction and entity. The Company has no tax loss carrying-forward as of June 30, 2017.

Deferred tax liabilities as of the balance sheet date is analyzed as follows:

	June 30, 2017 (Unaudited)	March 31, 2017 (Audited)

Accelerated amortization and depreciation allowances	$-	$-

NOTE 9 – REVENUE

	Three months ended June 30, 2017 (Unaudited)	Three months ended June 30, 2016 (Unaudited)

Business and IT consulting and supporting services	$8,387	$17,194
Operation of Birdbill.com	-	-
Total	$8,387	$17,194

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company currently utilizes office space on a rent-free basis from the director and shareholder. Management deemed the rent-free space to be of no nominal value.

During the three months ended June 30, 2017 and 2016, total salary payable to a staff, which is also a close family member of a director, amounted to $3,871 and $3,871, respectively.

NOTE 11 – GOING CONCERN

As of June 30, 2017, the Company has accumulated deficits of $143,100, and its current liabilities exceed its current assets resulting in negative working capital of $121,460. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction to Interim Consolidated Financial Statements.

Certain statements made in this Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

The interim consolidated financial statements included herein have been prepared by Birdbill, Inc. (“Birdbill” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2017, the results of its consolidated statements comprehensive income/(loss) for the three-month period ended June 30, 2017, and its consolidated cash flows for the three-month period ended June 30, 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Business

Birdbill’s subsidiary, Hotdeal Asia Limited, is principally engaged in the provision of business and IT consulting and supporting services, as well as the operation of birdbill.com. The Company provides comprehensive IT solutions to its clients to improve the efficiency of daily business operations and identifies opportunities for growth in e-commerce markets. We help our clients with our industry relationships and knowledge of IT security, information systems management, e-payment solution, e-marketing and promotion, computer networking and IT help desk support. The services usually include the following:

•Website design, hosting, and set-up of e-mail, database, and application servers

•Set-up consultation for e-commerce, including marketing, content management, and backend operation

•Social network promotion through Facebook, Weibo, Instagram, Wechat, and other social media platforms

•Online-to-offline promotion with event management

•Business restructuring and process reengineering

•Photo, video editing and animation

•Building and maintenance of one-stop intranet and internet networks for small-to-medium enterprises and small office/home office entities

•Outsourcing for in-house IT help desk

•Providing bookkeeping services

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

The Company adopts ASC 740-10-25 “Income Taxes” which prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of and for the three months ended June 30, 2017.

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

Revenue from online redemption will only be recognized upon the delivery of items that redeemed by end-users, net of discounts and return. Revenue from advertisement in birdbill.com is recognized when services are rendered, net of discounts. During the three months ended June 30, 2017 and the three months ended June 30, 2016, revenue generated from the Birdbill.com operation is $nil to the Company’s total revenue.

Results of Operations - For the Three Months Ended June 30, 2017 As Compared to the Three Months Ended June 30, 2016

Birdbill recorded revenues totaled $8,387 for the three months ended June 30, 2017 as compared to $17,194 for the three months ended June 30, 2016. The decrease in revenue by $8,807 is mainly due to a decrease in revenue from provision of IT and business consulting services. Revenue for the current period comprises revenue from provision of IT and business consulting services of $8,387 and revenue from birdbill.com operation of $nil. Revenue for the comparative period comprises revenue from provision of IT and business consulting services of $17,194 and revenue from birdbill.com operation of $nil. Birdbill.com recorded revenues totaled $nil for the three months ended June 30, 2017 and 2016, respectively.

Birdbill recorded total operating expenses of $23,080 for the three months ended June 30, 2017 as compared to $20,308 for the three months ended June 30, 2016. The increase is mainly due to the increase in general and administrative expenses.

The increase in general and administrative expenses by $6,645 is mainly due to an increase in legal and professional fees by $10,000.

Birdbill’s net loss for the three months ended June 30, 2017 was $14,693 as compared to a $2,727 net loss for three months ended June 30, 2016. The increase is mainly due to the increase in personnel expenses and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

We had $1,111 in cash on hand at June 30, 2017. The Company plans to raise additional capital from the sale of its securities (including, but without limitation, common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the expansion of business and IT consulting services and development of Birdbill.com. To sustain our current operations, including human resource and main operation expenses, we need approximately $6,418 per month. To expand operations to reach the next echelon of offerings to our clients, we reason that we could do so with approximately $64,500. This money would be used to promote Birdbill Points, improve the user interface of the Birdbill.com platform, and develop a mobile application for Birdbill Points.

Operating Activities

For the three months ended June 30, 2017, we had an operating cash inflow of $2,736 as compared to a $63 outflow in the comparative period. The change is mainly due to an increase in loss during the current period.

Investing Activities

Investing activities utilized $nil for the current and comparative period. We had no additions in property, plant and equipment during the current and comparative period.

Financing Activities

Financing activities did not provide any cash for three months ended June 30, 2017, as compared to generate cash of $7,744 for the comparative period. The change of $7,745 was mainly due to the advances from director of $7,744 during the comparative period.

Going Concern Consideration

As of June 30, 2017, the Company has accumulated deficits of $143.100, and its current liabilities exceed its current assets resulting in negative working capital of $121,460. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of June 30, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

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

BIRDBILL, INC.

Date: August 14, 2017	By:	/s/ Ying Wai Leung
	Name:	Ying Wai Leung
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)